Form 10-Q
period 2021-09-30
Rainmaker Worldwide Inc.
filed 2021-11-15
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

(877) 334-3820

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 15, 2021 was 144,354,957.

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) of Rainmaker Worldwide Inc. (the “Company”) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, these forward-looking statements can be identified by the use of such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or the negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, our available cash, liquidity, prospects, growth and strategies, impacts of the ongoing coronavirus (COVID-19) pandemic, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect our industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to the occurrence and timing of events or circumstances, many of which are beyond the control of the Company As a result of these, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, they may not be predictive of results or developments in future periods.

Some of the material factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

●	the successful development and implementation of our sales and marketing campaigns;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and other countries;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to manufacture and the performance of third-party manufacturers;

●	our ability to identify license and collaboration partners and to maintain existing relationships; and

●	our ability to successfully implement our strategy.

You should also read carefully the factors described in the “Risk Factors” section of the on Form 10-12GA. Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q except as required by the federal securities laws.

This Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	September 30	December 31
	2021	2020

Assets	(Unaudited)	(Audited)
Current Assets
Cash	$25,324	$192,578
Other receivables	-	1,823
Inventory	394,701	381,278
Investments	112,000	112,000
Prepaid expenses	160,003	222,000
Current assets of discontinued operations	-	410,051

Total Current Assets	692,028	1,319,730

Net Operating Lease Right-of-Use Asset	-	3,791
Assets of discontinued operations	-	1,234,758
Total Assets	$692,028	$2,558,279

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$96,247	$419,848
Related party payables	815,645	2,583,205
Accrued liabilities	330,711	339,827
Operating lease liabilities	-	3,792
Customer deposits	112,500	148,947
Contingent liability	4,423,910	4,423,910
Convertible notes payable	8,200	315,419
Convertible notes payable-related parties	-	1,413,378
Notes payable - related parties	73,913	88,797
Other loans payable	50,000	-
Current liabilities of discontinued operations	-	3,352,132
Total Current Liabilities	5,911,126	13,089,255

Long Term Payables
Convertible notes payable	3,105,897	3,105,897
LT Liabilities of discontinued operations	-	799,874
Total Long Term Payables	3,105,897	3,905,771

Total Liabilities	$9,017,023	$16,995,026

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 200,000,000 authorized; 144,354,957 and 139,580,934 outstanding at September 30, 2021 and December 31, 2020, respectively	$144,355	$139,581
Additional paid-in capital	61,664,166	53,611,108
Stock payable	-	75,000
Accumulated deficit	(70,434,502)	(68,271,589)
Accumulated other comprehensive income	300,986	9,153
Total Stockholders’ Equity (Deficit)	$(8,324,995)	$(14,436,747)
Total Liabilities and Stockholders’ Equity (Deficit)	$692,028	$2,558,279

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended

	Three month	Three month	Nine month	Nine month
	September 30	September 30	September 30	September 30
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross Margin	-	-	-	-

Expenses
General and administrative expense	184,204	3,412,571	1,147,679	16,258,974
Total Expenses	184,204	3,412,571	1,147,679	16,258,974

Loss from Operations	(184,204)	(3,412,571)	(1,147,679)	(16,258,974)

Other income (expense)
Gain on retirement of ARO	-	13,266	-	13,266
Other income	25,000	-	65,000	-
Interest expense	(82,226)	(35,928)	(746,501)	(156,978)
Total other income (expense)	(57,226)	(22,662)	(681,501)	(143,712)

Loss from continuing operations	(241,430)	(3,435,233)	(1,829,180)	(16,402,686)

Discontinued operations:
Loss from operations of discontinued operations	-	(335,491)	(333,733)	(918,702)
Total discontinued operations	-	(335,491)	(333,733)	(918,702)

Net income (loss)	$(241,430)	$(3,770,724)	$(2,162,913)	$(17,321,388)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	(32,467)	1,976,438	(290,881)	(1,927,525)
Discontinued operations foreign exchange gain (loss)	-	(1,582,255)	-	2,059,885
Net income (loss) and comprehensive income (loss)	$(273,897)	$(3,376,541)	$(2,453,794)	$(17,189,028)

Net loss per share:
Basic and diluted	$(0.002)	$(0.03)	$(0.01)	$(0.13)
Weighted average number of common shares outstanding:
Basic and diluted	144,257,273	136,722,869	146,038,199	128,374,604

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit) (Unaudited)

	Number of stock	Amount ($)	Additional paid-in capital ($)	Stock Payable	Deficit ($)	Accumulated other comprehensive income ($)	Total
Balance, December 31, 2019	104,572,308	$104,572	$41,146,619	$68,800	$(45,625,795)	$487,568	$(3,818,236)
Shares issued for debt	22,200,000	22,200	278,800	-	-	-	301,000
Private placements	3,614,001	3,614	357,786	-	-	-	361,400
Shares issued for services	2,977,793	2,978	313,023	-	-	-	316,001
Conversion of convertible promissory notes	6,216,832	6,217	-	-	-	-	6,217
Stock-based compensation	-	-	11,514,880	-	-	-	11,514,880
Stock Payable	-	-	-	6,200	-	-	6,200
Foreign currency translation	-	-	-	-	-	(478,415)	(478,415)
Net gain (loss) for the year	-	-	-	-	(22,645,794)	-	(22,645,794)
Balance, December 31, 2020	139,580,934	$139,581	$53,611,108	$75,000	$(68,271,589)	$9,153	$(14,436,747)

Private placements	2,000,000	2,000	73,000	(75,000)	-	-	-
Conversion of convertible promissory notes	22,884,244	22,885	1,679,775	-	-	-	1,702,660
Shares cancelled	(20,238,606)	(20,239)	(1,457,179)	-	-	-	(1,477,418)
Disposition of discontinued operations	-	-	7,714,164	-	-	-	7,714,164
Foreign currency translation	-	-	-	-	-	279,319	279,319
Net gain (loss) for the quarter	-	-	-	-	(1,774,323)	-	(1,774,323)
Balance, March 31, 2021	144,226,572	$144,227	$61,620,868	$-	$(70,045,912)	$288,472	$(7,992,345)

Stock-based compensation	-	-	19,787	-	-	-	19,787
Foreign currency translation	-	-	-	-	-	(19,953)	(19,953)
Net gain (loss) for the quarter	-	-	-	-	(147,160)	-	(147,160)
Balance, June 30, 2021	144,226,572	$144,227	$61,640,655	$-	$(70,193,072)	$268,519	$(8,139,671)

Private Placement:	128,385	128	3,723	-	-	-	3,852
Stock-based compensation:	-	-	19,788	-	-	-	19,788
Foreign currency translation:	-	-	-	-	-	32,467	32,467
Net gain (loss) for the quarter:	-	-	-	-	(241,430)	-	(241,430)
Balance, September 30, 2021	144,354,957	$144,355	$61,664,166	$-	$(70,434,502)	$300,986	$(8,324,995)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Unaudited) for the nine month period ended

	September 30	September 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(2,162,913)	$(17,321,388)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation expense	-	93,257
Stock-based compensation	39,574	14,074,904
Other income	65,000	-
Shares issued for services	-	316,000
Discount amortization	-	65,196
IP amortization	-	385,112
Provision for ARO obligation	-	(13,266)
Non-cash Lease expense	-	73,452
Change in operating assets and liabilities:
Accounts receivable	1,823	4,498
Inventory	(13,423)	(345,806)
Prepaid expenses	61,997	112,208
Accounts payable, related party payables and accrued liabilities	1,415,605	814,119
Customer deposits	(36,447)	76,989
Contract obligation	-	21,601
Provision for ARO obligation	-	(14,635)
Lease liabilities	-	(73,452)
Discontinued operations	475,281	-

CASH USED FOR OPERATING ACTIVITIES	(153,503)	(1,731,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(73,013)
CASH USED FOR INVESTING ACTIVITIES	-	(73,013)
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	3,852	292,600
Borrowed on debt	50,396	925,000
Repayments on other loans payable	(3,300)	-

CASH PROVIDED BY FINANCING ACTIVITIES	50,948	1,217,600
Effect on Foreign Currency Exchange	(64,699)	55,122

NET INCREASE (DECREASE) IN CASH	(167,254)	(531,502)

CASH AT BEGINNING OF YEAR	192,578	631,588

CASH AT PERIOD END	$25,324	$100,086

NON-CASH TRANSACTIONS

Shares issued for conversion	1,702,659	307,218
Lease modification	-	38,076
Shares issued from stock payable	75,000	-
Conversion of AP to convertible notes payable	928,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Nature of Operations, Reverse Merger and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“Rainmaker” or the “Company” or “RAKR”) is a Nevada company which operates Rainmaker Worldwide Inc. (Ontario) (“RWI”) with its head office in Peterborough, Ontario, Canada. The Company distributes two main types of energy-efficient, fresh water-producing technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technology can be wind, solar, or use conventional power sources (grid or generator), is deployable anywhere, and leaves no carbon trace if renewable resources are deployed.

Our post-restructuring business focus will deliver Water-as-a-Service (“WaaS”) i.e., selling water directly to the customer on a per liter basis. This will be executed by forming local joint venture partnerships who will in turn own the Rainmaker and related equipment. In most if not all cases, RAKR will have an ownership stake in the JV the percentage of which will be determined by the relative contribution of the stakeholders.

As part of the asset restructuring, Rainmaker retains a 12% interest in RHBV which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula going forward by virtue of a long-term distribution agreement.

The Company will focus its future on the development of WaaS projects globally and has already set up such projects that are ready for deployment or already deployed in Turks and Caicos, Bahamas and Sri Lanka. Our business development activities are expected to yield more definitive agreements during 2021. WaaS involves the selling of produced (AW) or purified water (WW) on a per liter basis either in a bottle for drinking or in bulk for industrial and commercial services. This requires the Company to deliver its operational, maintenance, marketing and sales expertise in combination with local partners in most cases. These projects will often require working with complementary technology for post treatment of water, mineralization, bottling plant and energy companies. Business activities include the full integration of such technologies.

Reverse Merger

RWI was incorporated on July 21, 2014 under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017 in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger the Company now trades on the OTC Pink Sheet under the trading symbol RAKR.

Merger with Sphere 3D

On July 15, 2020 Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all of the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would focus on Water-as-a-Service (“WaaS”). Rainmaker management would have assumed operational leadership of the combined entity.

Under the terms of that agreement, Rainmaker, would have merged with S3D Nevada Inc., a Nevada company wholly owned by Sphere 3D, and the merged entity would have been a wholly owned subsidiary of Sphere 3D.

Rainmaker shareholders would have received 0.33 of a share of Sphere 3D for each whole share of Rainmaker exchanged and one-third of a warrant or option for each whole warrant or option then held by such Rainmaker shareholder. Upon completion of the transaction Sphere 3D expected to remain listed on the NASDAQ market and would have changed its name to Rainmaker Worldwide Inc. and apply to change its trading symbol from ANY to RAIN. After completion of the transaction, it was expected that current holders of Rainmaker Worldwide Inc. would own approximately 80% of Sphere 3D, on a fully diluted basis, as a result of their exchange of securities in the transaction.

The transaction was subject to completion of an equity financing, or series of financings, for a minimum of US$15 million at a share price to be mutually agreed prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing was originally expected to occur prior to December 31, 2020 but was subject to extension to February 28, 2021 under certain circumstances if mutually agreed by the parties.

On September 14, 2020 Sphere 3D announced that the Merger Agreement had been amended to change the ratio of Sphere 3D stock to be received by Rainmaker shareholders (the “Amendment”). This change was intended to better reflect the current market values of the respective companies. At closing, holders of Rainmaker common shares and holders of Rainmaker preferred shares would have each received 1/15th of a share of Sphere 3D per common or preferred share that they hold.

As part of the Amendment, Sphere 3D also agreed to advance US$1.85 million to Rainmaker by way of a secured convertible note (the “Note”) for Rainmaker to sustain multiple growth initiatives. The funds were used to fulfill recent contracts and expand its equipment production capacity. (See Note 3).

The Merger Agreement was adjusted to become an asset purchase agreement January 3, 2021 with the same business focus, Water-as-a-Service (WaaS), which ultimately was terminated on February 12, 2021 and was subsequently announced publicly. Rainmaker is continuing its ordinary course of business focusing on WaaS.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $70,434,502. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings to enable it to meet its operating needs including current and future sales orders. In addition, revenues are being forecasted at the operational level considering the imminent implementation of local JV-based WaaS agreements once travel restrictions due to COVID permit.

Note 2: Significant Accounting Policies

Basis of Preparation

The consolidated financial statements presented are for the entity Rainmaker and its wholly owned subsidiary, Rainmaker Worldwide Inc. (Ontario) and Rainmaker Holland B.V. (“RHBV” Discontinued Operations) as a consolidated entity. The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles.

The preparation of the consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All accounting policies are chosen to ensure the resulting financial information satisfies the concepts of relevance and reliability.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of discontinued operations and the subsidiary located outside of the United States are measured in their functional currency: Rainmaker Worldwide Inc. (Ontario) reports in Canadian dollars and Rainmaker Holland B.V. reports in Euros. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average annual exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income in the consolidated balance sheets.

Intangible Assets

The Company acquired intellectual property including know-how and patents in the December 2015 Asset Purchase Agreement whereby Rainmaker Worldwide Inc. (Ontario) purchased the assets of Dutch Rainmaker B.V. (“DRM”) and Wind En Water Technologie Holding B.V. (“WWT”). Commencing January 2016, the Company has amortized the patents and know-how using the average life expectancy of the patents which is 14 years. As discussed in Note 19 (Discontinued Operations), these intangible assets are part of the restructuring agreement.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any recognized impairment loss. Cost includes the original purchase price of the asset and any costs attributable to bringing the asset to its working condition for its intended use.

Depreciation is provided at rates estimated to write off the cost of the relevant assets less their estimated residual values by equal annual amounts over their expected useful lives. Residual values and expected useful lives are reviewed and adjusted, if appropriate, at the end of each reporting period. Depreciation periods for the Company’s property and equipment are as follows:

Leasehold Improvements – lesser of 10 years or lease duration	Manufacturing Equipment – 5 years
Office Furniture & Equipment – 5 years	Demonstration Equipment – 10 years
Intellectual Property – 14 years	Computer Software – 5 years

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features.

Demonstration Equipment

Demonstration equipment is stated at cost less accumulated depreciation and any recognized impairment loss. Cost includes the original purchase price of the asset and any costs attributable to bringing the asset to its working condition for its intended use.

Depreciation for the demonstration equipment is at a rate estimated to write off the cost of the equipment less its estimated residual value by an equal annual amount over its expected useful life. The residual value and expected useful life of the demonstration equipment is reviewed and adjusted, if appropriate, at the end of each reporting period.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update (‘ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, the Company adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and the Company determined the new guidance does not change the Company’s policy of revenue recognition.

The Company has three sources of revenue. The first is through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and the initial down payment is received. Each transaction price is established in the signed contract. Unearned revenue is recognized upon receipt of the down payment for the system. The revenue is recognized once title of the system transfers to the customer. The nature of the business of equipment sales implies there is only one performance obligation which is delivery of the end product to the customer. Our contracts outline each party’s rights and obligations including the terms and timing of payments.

The second is through participation in WaaS partnerships. These partnerships will purchase the machines from the Company and the revenue is recognized in accordance with the corresponding rules. These partnerships will also generate revenue sharing as water is sold in accordance with the various agreements and that revenue is recognized in the period it is earned. The third source of revenue is in exchange for operating, maintenance and professional services to these joint ventures. That revenue is recognized in the period it is earned.

In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. During 2019, RHBV received a Grant from the European Commission. That Grant and associated contract with European Commission has been analyzed and it has been determined it is a non-exchange transaction and falls within the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, the Company recognizes revenue from its grant and contract in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.

In 2019, the Company was awarded a €2.3 million European Commission Grant to develop and construct the first off-grid water desalination system 100% powered by renewable energy. The unit will be commissioned and tested in the Canary Islands. The project duration was originally to run September 1, 2019 to August 31, 2021. An extension to May 31, 2022 was granted due to delays related to COVID. RHBV post-restructuring retains all rights and obligations under this Grant once the project is complete.

Related Party Transactions

Parties are considered to be related if one party has the ability to directly or indirectly control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount.

Share-based Payment Expense

The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers, and consultants. Share-based awards to employees are measured at the fair value of the related share-based awards. Share-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of shares are valued using the fair value of the shares at the time of grant; issuances of options are valued using the Black-Scholes model with assumptions based on historical experience and future expectations.

Asset Retirement Obligation

Included in the assets acquired in the December 2015 Asset Purchase Agreement, the Company obtained an obsolete wind turbine located in Leeuwarden, Netherlands. In accordance with ASC 410, Asset Retirement and Environmental Obligations and pursuant to the guidelines of the City of Leeuwarden for land leases, the Company was required to decommission the turbine including disassembly and removal of wind turbine generator and tower, substation and interconnection facilities, as well as foundation for the tower, and to provide for restoration of the property to its original state. The Company recorded an initial asset retirement obligation at fair value as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets occurs. The liability is accreted each period over the maximum term of the contractual agreements. The Company records the offsetting asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciates that cost over the maximum term of the contractual agreements. In July 2020, the asset was dismantled, and the asset retirement obligation eliminated. (See Note 16).

Financial Liabilities and Equity Instruments

Financial liabilities and equity instruments are classified and accounted for as debt or equity according to the substance of the contractual arrangements entered into. An equity instrument is any contract that evidences a residual interest in the assets of the Company after deducting all of its liabilities.

Marketing, Advertising and Promotional Costs

As required by Generally Accepted Accounting Principles of the United States, the Company records marketing costs as an expense in the year to which such costs relate. The Company does not defer amounts on its year-end consolidated balance sheets with respect to marketing costs. Advertising costs are expensed as incurred.

Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and assess performance. The Company has reportable segments in the United States, Canada and The Netherlands (discontinued operations).

	September 30	September 30
	2021	2020
Gross Profit
United States	-	-
Europe-discontinued operations	-	-
Canada	-	-
	$-	$-

Net Loss
United States	1,771,085	16,025,436
Europe-discontinued operations	-	-
Canada	58,095	453,397
	$1,829,180	$16,478,833

Assets
United States	691,954	146,910
Europe-discontinued operations	-	-
Canada	74	4,848,257
	$692,028	$4,995,166

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the year. The Company has options, debentures and other potentially dilutive instruments extending to the latest date of April 30, 2026. To the extent that the fully diluted shares exceed the authorized capital at any point in time, action will be taken by the Executive Management and Board of the Company to ensure those shares are available for distribution.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Income tax assets and liabilities for the current period are measured at the amount expected to be recovered from or paid to the taxation authorities. The tax rates and tax laws used to compute the amount are those that are enacted by the date of the statement of financial position.

Equity-Settled Transactions

The costs of equity-settled transactions with employees are measured by reference to the fair value at the date on which they are granted.

The costs of equity-settled transactions are recognized, together with a corresponding increase in equity, over the period in which the performance and/or service conditions are fulfilled, ending on the date on which the relevant employees become fully entitled to the award (“the vesting date”). The cumulative expense is recognized for equity-settled transactions at each reporting date until the vesting date reflects the Company’s best estimate of the number of equity instruments that will ultimately vest. The profit or loss charge or credit for a period represents the movement in cumulative expense recognized as at the beginning and end of that period and the corresponding amount is represented in share-based compensation reserve.

No expense is recognized for awards that do not ultimately vest, except for awards where vesting is conditional upon a market condition, which are treated as vesting irrespective of whether or not the market condition is satisfied provided that all other performance and/or service conditions are satisfied.

Where the terms of an equity-settled award are modified, the minimum expense recognized is the expense as if the terms had not been modified. An additional expense is recognized for any modification which increases the total fair value of the share-based payment arrangement or is beneficial to the employee as measured at the date of modification.

Inventory

Inventory and work in progress are valued at the lower of cost and net realizable value. The production cost of inventory includes an appropriate proportion of depreciation and production overheads based the ratio of indirect vs. direct costs. Cost is determined on the following bases: Raw materials and consumables are valued at cost on a first in, first out (FIFO) basis; finished products are valued at raw material cost, labor cost and a proportion of manufacturing overhead expenses.

Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” provides the framework for measuring fair value. That framework provides a fair value hierarchy prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants.

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 - Significant unobservable inputs that cannot be corroborated by market data.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the periods being reported.

Customer Concentration

Due to the infancy of the Company’s market penetration, current sales are concentrated on a limited number of customers.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD$100,000 per commercial bank and the Netherlands Deposit Guarantee Scheme (DGS) up to EUR100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of September 30, 2021, the Company had no cash equivalents.

Note 3: Convertible Notes Payable

On June 30, 2017, Gold and Silver Mining of Nevada, Inc. held unsecured, matured and past due convertible notes payable of $235,495. On the date of the Merger, the above convertible notes payable amount were recognized on the Company’s balance sheet. On July 3, 2017, $180,500 of the convertible notes payable was forgiven and recorded as debt forgiveness in the statement of operations.

The following summarizes the above notes including notes forgiven:

●	Original note of $24,500 – the $24,500 was forgiven on July 3, 2017.

●	Original note of $100,000 with interest at 15% p.a. - $75,000 of these notes was forgiven on July 3, 2017. The remaining $25,000 was held by three different parties in the following amounts: $8,200, $8,750 and $8,050.

●	Original note of $90,000 with interest at 15% p.a. - $81,000 of these notes was forgiven on July 3, 2017.

●	Original note of $20,995 with interest at 15% p.a. – this note was settled on January 31, 2018 in exchange for 50,000 shares of stock at $0.42 per stock (See note 9).

●	All of the above notes were convertible at $0.001 per stock.

Following the Merger, $13,100 of the convertible notes payable was converted into stock at a conversion price of $0.001 per stock for a total of 13,100,000 shares of common stock as per the terms of the notes.

On May 14, 2020, $100 of convertible notes payable was converted into stock at a conversion price of $0.001 per stock for a total of 100,000 shares of common stock as per the terms of the notes.

On June 15, 2020, $2,783.53 of convertible notes payable was converted into stock at a conversion price of $0.001 per stock for a total of 2,783,530 shares of common stock as per the terms of the notes.

On June 29, 2020, $3,333.30 of convertible notes payable was converted into stock at a conversion price of $0.001 per stock for a total of 3,333,302 shares of common stock as per the terms of the notes.

As a result of the above conversions there are $8,200 convertible notes remaining that came into the Company through from the July 3, 2017 merger.

On May 10, 2018, the Company entered into a $200,000 unsecured, convertible promissory note maturing on July 10, 2018. The note was interest bearing at a rate of 12% interest per annum with no interest payments due until maturity and convertible into shares of the Company’s Common Stock at a fixed price of $0.35 per share. The holder of the note was issued 100,000 shares of common stock in lieu of set-up fees and interest for the term of the loan which was discounted against note in the amount of $25,000, the market value of the shares issued on the date of the note. The Company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The note was in default from July 10, 2018 through January 20, 2019 and thus in addition to the above 12%, the Company accrued penalty interest at the rate of 1.5% per month as per the terms of the notes.

In exchange for the above note dated May 10, 2018, the holder advanced the Company an additional $75,000 and the Company issued a new note on January 21, 2019 in the amount of $307,219 which included accrued interest in the amount of $32,219 and was due on April 20, 2019. The new note is interest bearing at a rate of 15% interest per annum with no interest payments due until maturity and convertible into shares of the Company’s Common Stock at a fixed price of $0.05 per share. The note also contained a bonus conversion feature which states that if the holder exercises their option to convert, then the holder will be able to convert 115% of the principal and accrued interest on the date of conversion. The conversion feature expired July 9, 2019 and was not exercised. The Company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The note is secured by a general pledge on assets. As part of the restructuring completed March 31, 2021, this loan and all accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations). As a result, the Company bears no responsibility for financial obligations under this loan.

On September 10, 2019, the Company issued two notes each for $26,250 totaling $52,500. The notes are repayable on September 9, 2020, bear interest of 10% per annum and are convertible prior to maturity at $0.005 per share. The Company evaluated the notes for a beneficial conversion feature at the date of issuance and recorded a discount in the amount of $3,150. During Q3, the two notes totaling $52,500 were converted into 10,500,000 shares in Q4 as per the terms of the notes with no additional gain or loss.

On November 5, 2019, the Company entered into a convertible loan agreement. This loan agreement is for the aggregate amount of $200,000. The loan was repayable on November 5, 2020, with interest at a rate of 12% per annum and was convertible into shares of common stock at $0.10 per share prior to maturity. The Company evaluated the note for a beneficial conversion feature at the date of issuance and recorded a discount on the note in the amount of $70,000. During Q2 2020 this note was converted into 2,000,000 common stock of the Company within the terms of the note and therefore no gain/loss.

On April 2, 2020, the Company issued two convertible promissory notes of $550,000 for a total of $1,100,000. The notes matured on November 24, 2020, having an interest rate of 3% per annum and were convertible prior to maturity at $0.33 per share. These existing notes and accrued interest were rolled into a Senior Secured Convertible Promissory Note in an agreement signed September 14, 2020 and are now deemed to be cancelled. Prior to the notes being rolled into the Senior Secured Convertible Promissory Note, the Company had received $755,000.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 described above, the funding advanced October 1, 2020 and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (see Note 6). Each of the existing notes are deemed to be cancelled. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. As of September 30, 2021, $65,000 was received by the Company and recorded as “Other income” and the remaining $280,000 to be fulfilled with a combination of cash and services delivered by year end 2021, or an alternative timeframe decided by both parties, to complete funding of notes described in previous paragraph.

On February 22, 2021, to settle accounts payables due to various entities, the Company issued Convertible Promissory Notes totaling $928,000 bearing interest of 6% per annum with a maturity date of February 22, 2022 and convertible into shares of Common Stock equal to 70% of the 30-day VWAP preceding the conversion date with a floor price of $0.065. On March 4, 2021, these notes were converted into 14,276,922 Common Shares at $0.065.

During 2020 the Company recognized $65,196 of the 2019 unamortized discount and $467,118 was recognized during 2021 of the 2020 unamortized discount.

Note 4: Convertible Notes Payable, Related Parties

On April 18, 2019, the Company entered into a convertible loan agreement with an entity that is controlled by an officer of the Company. This loan agreement was for the aggregate amount of $351,865. The loan was repayable on December 31, 2020, had an interest of rate of 15% per annum and was convertible into shares of common stock at $0.05 per share prior to or after maturity. The Company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. This loan is secured by a general pledge on the assets of the Company. As part of the restructuring completed March 31, 2021, this loan and all accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations). As a result, the Company bears no responsibility for financial obligations under this loan.

On September 10, 2019, the Company entered into two convertible promissory notes with an entity controlled by an officer of the Company each in the amount of $50,500 for the aggregate amount of $101,000. These note agreements were repayable on September 9, 2020, bear interest at a rate of 10% per annum and were convertible into common stock at $0.005 per share prior to maturity. The Company evaluated the notes for a beneficial conversion features at the date of issuance and recorded a discount in the amount of $3,030. In Q1 2020 these notes were converted into 20,200,000 unrestricted stock as per the terms of the notes.

Compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment to January 2019. The loans bear interest at 4%. On October 1, 2020, some notes ($252,000) were amended to reflect a new maturity date of October 1, 2021, a change in interest rate to 6% and added a conversion feature leaving $60,000 as a note payable under the original conditions. Conversion price to be calculated using the 5-day VWAP preceding the conversion date and not to drop below $0.09. The company evaluated the notes for a beneficial conversion feature at the date of issuance and found a BCF totaling $103,600. During Q1 2021, $132,000 of these notes plus accrued interest were converted into 1,673,969 restricted stock as per the terms of the notes. As part of the restructuring completed March 31, 2021, a further $120,000 of these notes and accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations). Of the original amount of $312,000, $60,000 principal and accrued interest remains.

Compensation due to members of the executive management team in the amount of $1,261,596 was converted into convertible promissory notes on October 1, 2020, bearing interest of 6% per annum and are due October 1, 2021. The conversion price to be calculated using the 5-day VWAP preceding the conversion date and not to drop below $0.09. The company evaluated the notes for beneficial conversion feature at the date of issuance and found a BCF totaling $518,656. During Q1 2021, $611,635 of these notes plus accrued interest were converted into 6,933,353 restricted stock as per the terms of the notes. As part of the restructuring completed March 31, 2021, a further $649,961 principal and accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations).

Note 5: Notes Payable, Related Parties

The Company recorded interest expense for the amortization of the discount related party convertible notes in the amount of $155,138 for 2020 and the remaining amount of $467,118 in Q1 2021.

Promissory notes amounting to $28,796.73 are due and bear interest of 5% and are payable on demand. As part of the restructuring completed March 31, 2021, $11,980 of these notes and all corresponding accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations) and on May 13, 2021, $3,300 plus accrued interest was repaid leaving the principal balance of these promissory notes at $13,516 as of September 30, 2021.

Note 6: Other Loans Payable

On January 25, 2019, the Company entered into a loan agreement for $351,865 with an interest rate of 10% per annum. This loan is secured by a general pledge on the assets of RHBV. On October 9, 2020, $175,933 principal was repaid. The remaining principal of $175,932 and accrued interest was due February 1, 2021. It was agreed to extend this due date and as part of the restructuring completed March 31, 2021, this loan and all accrued interest became the full responsibility of Rainmaker Holland B.V. (see note on Discontinued Operations). As a result, the Company bears no responsibility for financial obligations under this loan.

On August 4, 2020, the Company entered into a loan agreement for $150,000 bearing an interest rate of 10% per annum. Principal and interest were due and payable on the earlier of the closing of the merger agreement with Sphere 3D (see Note 1) or February 28, 2021. On October 1, 2020, this loan and accrued interest were rolled up into the Senior Secured Convertible Promissory Note described in Note 3 and is now deemed to be cancelled.

The City Development Fund (“SOFIE”) in Rotterdam, The Netherlands, is an initiative of the municipality of Rotterdam and is made possible through funds from the European Regional Development Fund. The SOFIE fund was created in the summer of 2013 with the goal of making the Rotterdam City Ports more attractive to new entrepreneurship. The Company was approved on October 26, 2015 for a loan in the amount of $1,223,000 (1,000,000 (EUR) comprised of loans of EUR 300,000 and EUR 700,000) and bears interest at a rate of 6.5% compounded annually. The EUR 700,000 was payable over 60 months and the EUR 300,000 payable over 18 months. The first drawdown of the note occurred on March 1, 2016 with the entire EUR 1,000,000 subsequently being drawn down. Due to Company cash flow deficiencies, the loan moved to an interest only payable status commencing July 1, 2018 to January 1, 2020. SOFIE has agreed to allow the Company to continue to make interest only payments until January 1, 2021. Both loans now mature January 1, 2025, and are recorded as long-term portion of $799,874 and the short-term portion of $233,877, a total of $1,033,751 principal remaining. As part of the restructuring completed March 31, 2021, this loan and all accrued interest became the full responsibility of Rainmaker Holland B.V. (see note on Discontinued Operations). As a result, the Company bears no responsibility for financial obligations under this loan.

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022.

Note 7: Intellectual Property

On December 21, 2015, the Company, through its subsidiary, RWI, agreed to purchase the intangible assets of WWT/DRM, companies incorporated in Netherlands. WWT/DRM developed and exclusively owned all necessary know-how, patents, patent applications and technology allowing for the manufacture and commercial sale of water treatment and processing systems using renewable energy. This know-how and technology, at the time, was collectively known as the Dutch Rainmaker system. The resultant products remain the basis for the Company to deliver WaaS to its customers. The original purchase price in 2015 included stock and future royalty obligations based on sales of equipment. The Company evaluated the Intellectual Property for impairment as of December 31, 2020, and determined a full impairment was necessary. As part of the restructuring completed March 31, 2021, any obligation under the original agreements became the full responsibility of RHBV who, in turn, issued shares in RHBV to satisfy these obligations (see Note 19 on Discontinued Operations).

Note 8: Property and Equipment

Demonstration Equipment

Demonstration equipment is stated at cost less accumulated depreciation and any recognized impairment loss. Cost includes the original purchase price of the asset and any costs attributable to bringing the asset to its working condition for its intended 10-year useful life.

The Company has created demonstration equipment to allow it to show a working version of its technology and equipment to customers and organizations. The demonstration equipment was completed in September 2017 therefore the Company commenced depreciation in the 4th quarter of 2017.

Depreciation for the demonstration equipment is at a rate estimated to write off the cost of the equipment less its estimated residual value by an equal annual amount over its expected useful life. The residual value and expected useful life of the demonstration equipment is reviewed and adjusted, if appropriate, at the end of each reporting period. The depreciation period for the Company’s demonstration equipment is 10 years.

As part of the restructuring, Demonstration Equipment remains with RHBV and is included in assets of discontinued operations. See Note 19 for full details.

Note 9: Common Stock

Common Stock

As at December 31, 2020, the Company has authorized 200,000,000 common stock with $0.001 par value with 139,580,934 shares outstanding. At September 30, 2021, 144,354,957 shares are outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2019	104,572,308
Shares issued for debt	22,200,000
Private placements	3,614,001
Shares issued for services	2,977,793
Conversion of convertible promissory notes	6,216,832
Balance, December 31, 2020	139,580,934
Private placements	2,000,000
Conversion of convertible promissory notes	22,884,244
Shares cancelled	(20,238,606)
Balance, March 31, 2021	144,226,572
Balance, June 30, 2021	144,226,572
Private placements	128,385
Balance, September 30, 2021	144,354,957

In Q1 2020, the remaining two convertible promissory notes issued on September 10, 2019 totaling $101,000 were converted into 20,200,000 shares of the Company’s common stock (See note 4).

On February 28, 2020, the Company issued 2,000,000 restricted common stock at $0.005 per stock in fulfillment of a services contract entered into September 11, 2019.

In Q1 2020, the Company completed a private placement raising gross proceeds of $336,400 through the issuance of 3,364,001 shares of restricted common stock for $0.10 per stock.

In Q2 2020, the Company completed a private placement raising gross proceeds of $25,000 through the issuance of 250,000 shares of restricted common stock for $0.10 per stock.

In Q2 2020, the Company issued 2,000,000 shares of common stock for the conversion of $200,000 of convertible notes payable. (See note 3).

In Q2 2020, the Company issued 6,216,832 shares of common stock for the conversion of $6,216.83 of convertible notes payable. (See note 3).

On June 15, 2020, the Company executed a contract for the provision of services. The first invoice of that contract totaled $6,000 and as payment, the Company issued 40,000 shares restricted common stock valued at $0.15 per share, the market price on the date of the agreement.

On August 7, 2020, under the above contract for services, the Company issued 937,793 shares of restricted common stock valued at $0.3199 per share, the closing market price on July 31, 2020. This issuance related to the second invoice in the amount of $300,000 for the services contract the Company executed on June 15, 2020.

December 2020, the Company sold 2,000,000 shares for total proceeds of $75,000. As of December 31, 2020 the shares had not been issued and $75,000 was recorded as Stock Payable. These shares were issued February 4, 2021 thereby eliminating the Stock Payable recorded previously.

On February 8 & 9, 2021, the Company issued a total of 8,607,322 restricted shares upon conversion of promissory notes. (See Note 4 for details).

On March 4, 2021, the Company issued a total of 14,276,922 restricted shares as settlement of various debts. (See Note 3 for details).

On March 31, 2021, as part of the restructuring agreement, 20,238,606 shares were returned to the Company and subsequently cancelled.

On September 8, 2021, the Company sold 128,385 shares for total proceeds of $3,852.

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $815,645 (2020: $615,998).

The Company’s head office location in Peterborough, Ontario, Canada, is leased from an entity controlled by the Executive Chairman of the Company. Lease expense for the period is $12,385 (2020: $48,123). As of February 28, 2021, this property is no longer controlled by the Executive Chairman. The Company will continue to hold space in the property until such time post-COVID protocols are established.

Refer to other related party payables in Notes 4 and 5.

The Company entered into an agreement regarding Royalties Payable in 2020, however, as part of the restructuring completed March 31, 2021, the Company no longer bears any responsibility for financial obligations under this agreement. See further discussion in Note 19.

Note 11: Commitments and Contingencies

In the ordinary course of operating the Company’s business, it may, from time to time, be subject to various claims or possible claims. Management’s view that there are no claims or possible claims that if resolved would either individually or collectively result in a material adverse impact on the Company’s financial position, results of operations, or cash flows. These matters are inherently uncertain, and management’s view of these matters may change in the future.

On April 27, 2018, the Company located a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of September 30, 2021 (2020: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

Note 12: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

	Quarter ended September 30	Year ended December 31
	2021	2020
Finished Goods	$394,701	$381,278
Components	-	-
Discontinued operations	-	378,427
Total Inventory	$394,701	$759,705

Note 13: Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

The following are the lease related assets and liabilities recorded on the Company’s consolidated balance sheet.

	Quarter ended September 30	Years ended December 31
	2021	2020

Classification on Balance Sheet
Assets
Operating lease right of use assets	-	3,791
Operating lease right of use assets-discontinued operations	-	494,239
Total lease assets	$-	$498,031

Liabilities
Current liabilities
Operating lease liability	-	3,792
Operating lease liability-discontinued operations	-	494,239
Total lease liability	$-	$498,031

The lease expense for the period ended September 30, 2021 from continuing operations is $12,428 and from discontinued operations $24,091 (2020: $136,629).

Note 14: Stock Option Plan

The Company’s 2017 Equity Incentive Plan (the “Option Plan”) was established to attract, retain, incentivize and motivate officers and employees of, consultants to, and non-employee directors providing services to the Company and its subsidiaries and affiliates and to promote the success of the Company by providing such participating individuals with a proprietary interest in the performance of the Company. Effective July 3, 2017, at the time of completion of the Merger, the Board adopted the Option Plan under which up to twenty percent of the outstanding shares of common stock of the Company (“Shares”) may be reserved for the issuance of options to purchase Shares (“Options”). The previous Option Plan was administered by the Board, which has all of the powers necessary to enable it to carry out its duties under any Option Plan, including the power and duty to construe and interpret any Option Plan and to determine all questions arising under it. Under the Option Plan, “Eligible Individuals” includes officers, employees, consultants, advisors and non-employee directors providing services to the Company and its subsidiaries and affiliates. In the future, the Board will determine which Eligible Individuals will receive grants of options.

Commencing July 3, 2017, in fulfillment of conditions contained in the share exchange agreement and other contracts, the Board authorized the grant of the following Options:

●	3,996,000 Options to four individuals who are officers and/or directors as compensation for the termination of certain RWI stock option rights; these options are fully vested, expire on July 2, 2022 and are exercisable at a price of $0.15 per Share;

●	8,625,000 Options to seven individuals who are officers and/or directors or contractual service providers; one third of these Options vested on July 3, 2017 while the balance vest monthly over a period of 24 months; they have a term of 5 years and are exercisable at a price of $0.15 per Share;

●	500,000 Options to a director; 100,000 of these Options vested on July 3, 2017 while the balance vest monthly over a period of 24 months; they have a term of 5 years and are exercisable at a price of $0.25 per Share;

●	1,300,000 Options to an officer; 150,000 of these options vested on October 10, 2017; 283,334 vested on January 13, 2018 and the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	200,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.15 per Share.

●	100,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.15 per Share.

●	1,000,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	1,250,000 Options to a contractual service provider; 250,000 exercisable at $0.15 per Share (the “Initial Grant”) and 1,000,000 exercisable at $0.25 per Share (the “Second Grant”) both have a term of 5 years. One half of the Initial Grant (125,000) vested on January 15, 2018; the remaining (125,000) of the Initial Grant vest and are exercisable monthly, pro-rata over the 18 month period (6,945 per month) commencing January 15, 2018. One third of the Second Grant (333,333) vested and are exercisable on January 15, 2018; the remaining 666,667 from the Second Grant vest and are exercisable monthly, pro-rata over the 24-month period commencing January 15, 2018.

●	625,000 Options to the five members of the Company’s Strategic Advisory Board; vesting monthly commencing July 3, 2017 over a period of 24 months, have a 5 year term and are exercisable at a price of $0.40 per Share.

●	1,000,000 Options to a contractual service provider; 333,333 of these options vested on February 15, 2018; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	On February 15, 2018, the Board authorized the grant of 500,000 options to a newly appointed Director of the Board; 100,000 vested on February 15, 2018 with the remainder vesting monthly over a period of 24 months with a term of 5 years and exercisable at a price of $0.25 per Share.

●	On April 15, 2018, the Board authorized the grant of 500,000 options to a newly appointed Director of the Board; 100,000 vested on April 15, 2018 with the remainder vesting monthly over a period of 24 months with a term of 5 years and exercisable at a price of $0.25 per Share.

●	Effective September 30, 2019, the Board of Directors approved the immediate vesting of all remaining options resulting in the immediate recognition of the of the remaining option expense.

●	In January 2020, all holders of options agreed to waive their right to exercise the above options.

●	On January 22, 2020, the Company entered into a three-year consulting agreement with a third party for consulting and business development services. The contract includes 75,000,000 warrants as follows:

○	25,000,000 exercisable at $0.20 per warrant, effective January 22, 2020

○	25,000,000 exercisable at $0.30 per warrant, effective January 22, 2021

○	25,000,000 exercisable at $0.40per warrant, effective January 22, 2022

On December 22, 2020, the Company terminated this agreement thereby cancelling the 2nd and 3rd warrant blocks. The first tranche of 25,000,000 remain in effect under the same conditions and expiring January 21, 2023.

●	On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 3,600,000 warrants with an exercise price of $0.20 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $0.10. As well, the Company granted an additional 500,000 warrants which vested immediately at an exercise price is $0.10. All expire December 31, 2025.

●	On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 13,500,000 warrants at an exercise price of $0.30 expiring October 1, 2023 and of 15,000,000 warrants at an exercise price of $0.15 expiring October 1, 2025.

●	On April 1, 2021, the Company granted 4,100,000 options as part of an amendment to an Executive Consultant’s contract; 125,000 options vest per month commencing April 1, 2021 with a term of 5 years and exercisable at a price of $0.10 per Share.

●	For the period ended December 31, 2020, the Company recorded a stock option expense of $10,892,625. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended September 30, 2021 the Company recorded stock option expense of $39,574.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2020	To Sep 30, 2021	To Sep 30, 2021	To Sep 30, 2021
57,600,000	4,100,000	58,350,000	3,350,000

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0646-$0.27
Exercise Price	$0.10-$0.30
Number of Options Granted	61,700,000
Dividend Yield	0%
Expected Volatility	129-363%
Weighted Average Risk-Free Interest Rate	.06-2.25%
Term (in years)	3-5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At September 30, 2021, the Company had federal net operating loss carryforwards, which are available to offset future taxable income, of $5,270,523. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended September 30	Year ended December 31
	2021	2020

Net Loss	(2,162,913)	(22,645,794)
Add back:
Stock Compensation	39,574	10,892,624
Amortization of Debt Discount	467,118	220,334
Taxable Income	(1,656,221)	(11,532,836)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	347,806	2,421,896
Valuation Allowance	(347,806)	(2,421,896)
Net Deferred Asset	-	-

Note 16: Asset Retirement Obligation

The Company recorded an asset retirement obligation of $29,665 in preparation for the dismantling and removal of its Leeuwarden turbine. The turbine has been dismantled at a cost of $16,273 with a gain on retirement of $13,266. The asset retirement obligation was eliminated in 2020.

Note 17: European Commission Grant

In Q3 2019, RHBV was awarded a €2.3 million European Commission Grant to develop and construct the first off-grid water desalination system 100% powered by renewable energy in the Canary Islands. The original project duration was September 1, 2019 to August 31, 2021 however because of COVID-19 RHBV has filed for, and been granted, an extension of the Project to May 31, 2022. RHBV, post-restructuring, has the sole responsibility to fulfill all obligations under this Grant.

Note 18: Investments

The Company will hold, based on an investment of $112,000, a 22.5% interest in a Joint Venture with Rainmaker Water (Pvt) Ltd. of Sri Lanka. Due to complications related to COVID, product delivery and project implementation, the final administrative details of this transaction are not yet completed. The Company will be issued an additional 5% interest in the JV for every Air-to-Water machine RAKR deploys to the JV up to a maximum holding of 49% interest in the JV. This JV, like others, will deliver WaaS by distributing water to the communities on a per liter basis. The JV will produce, mineralize and purify water to World Trade Organization standards, and establish an environmentally friendly bottling solution. There has been no activity in the JV as of September 30, 2021. As a result, there is no requirement to reflect a change in the equity method investment.

Note 19: Discontinued Operations

On March 31, 2021, the Company, including Rainmaker-Ontario, came to an agreement with Rainmaker Holland B.V. (“RHBV”), Dutch Rainmaker B.V. and Wind en Water Technologie Holding B.V. These companies were considered related parties on that date due to stock ownership of more than 10%. The parties agreed to an exchange of contractual obligations, debt owed, an exchange of shares in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. These initiatives were taken subsequent to the mutual decision among the parties to cancel the Sphere 3D Asset Purchase Agreement (see Note1, “Merger with Sphere 3D”). After the termination of that agreement, the Company and RHBV decided to restructure to optimize and broaden access to capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions.

Change to APIC for Disposition of Discontinued Operations

Notes Payable moved to RHBV	$1,457,993
Accrued Interest on Notes Payable	242,094
Royalties Payable moved to RHBV	1,977,566
Elimination of Intercompany Loans	(719,156)
Return Common Shares for Cancellation (20,238,606)	1,477,418
Accumulated Losses of Discontinued Operations	3,278,249

Total change to APIC for Disposition of Discontinued Operations	$7,714,164

Note 20: Subsequent Events

On October 18, 2021 the Company received notice that the United States Securities and Exchange Commission (SEC) completed their review of the Registration Statement on Form 10 that the Company submitted on July 19, 2021. The Company will take the next step and file an application with the OTC to up-list to the OTCQB. Management has evaluated subsequent events through November 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results indicated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Item 1A. “Risk Factors” in our on Form 10-12GA below in Part II Item 1A. “Risk Factors” of this Form 10-Q and in the “Cautionary Note Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited financial statements, and the related footnotes thereto, appearing elsewhere in this Form 10-Q, and in conjunction with management’s discussion and analysis and the audited financial statements included in our Form 10-12GA. In addition, we intend to use our media and investor section on our website (www.rainmakerww.com/category/investor-updates/), SEC filings and press releases to communicate with the public about Rainmaker, its services and other issues.

Overview

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017 in a reverse merger. We are currently developing Water-as-a-Service (“WaaS”) projects in various locations around the globe. We are implementing these projects using proprietary technology of our former subsidiary based in the Netherlands, Rainmaker Holland B.V. (“RHBV”). The Company retains a 12% ownership stake in RHBV as well as having strategic and management influence by virtue of a seat on RHBV’s Advisory Board. RAKR retains access to such technology based on a cost-plus formula, which was negotiated in an exclusive WaaS Distribution Agreement with RHBV.

Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario Corporation, was formed in Peterborough, Ontario, Canada on July 21, 2014, under the Ontario Business Corporations Act to finance and commercialize patented technology and to consolidate the assets, intellectual property, and executive management expertise of Dutch Rainmaker BV (“DRM”). RWI is a wholly owned subsidiary of the Company. DRM was originally started by Piet Oosterling as a technology company focused on delivering decentralized water solutions to water scarce regions in the world. In his lifetime, Mr. Oosterling wrote and commercialized over 400 patents. His wealth of knowledge and expertise continues to inspire and guide the Company’s executive management team and policy, our distribution partners, and RHBV.

On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders at the time. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares of stock in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017 in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the consummation of the transaction. As part of the Merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger, the Company now trades on the OTC Pink Sheet under the trading symbol, RAKR.

On March 31, 2021, the Company, including RWI, entered a business agreement with RHBV, DRM and Wind en Water Technologie Holding B.V. (“WWT”). These companies were considered related parties on that date in virtue of stock ownership exceeding 10%. The parties agreed to an exchange of contractual obligations, debt owed, and shares of common stock in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. These initiatives were taken subsequent to the mutual decision among the parties to cancel the Sphere 3D Asset Purchase Agreement. After the termination of this agreement, the Company and RHBV decided to restructure in order to optimize business operations and broaden access to the capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions.

The Company operates out of its head office based in Peterborough, Ontario, Canada. In support of its WaaS project implementation strategy the Company plans to utilize will use two main types of energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technologies can be wind driven, solar based, or can use conventional power sources, such as grid or generator. It is deployable anywhere and leaves no carbon trace, if renewable resources are deployed.

The Company’s current and ongoing focus is to deliver WaaS, i.e., selling water directly to the customer on a per liter basis, using the two Rainmaker technologies discussed above or other complementary technologies acquired or licensed by the Company. This focus shall be administered by forming local joint venture partnerships (“JV”) where demand exists with profitable pricing scenarios. The JVs will in turn own the water delivery system and related equipment. In most if not all cases, RAKR expects to have ownership stakes in JVs. Ownership percentages will typically be determined by the relative contribution of the stakeholders.

The Company has concurrently planned and implemented various WaaS projects in Turks and Caicos, Bahamas and Sri Lanka. Moreover, although there can be no assurance, our business development activities are expected to yield more commercial contracts in 2021. Principally, WaaS involves the selling of produced (AW) or purified water (WW) on a per liter basis either in a bottle for drinking or in bulk for industrial and commercial services. This commercial activity requires the Company to deliver operational, maintenance, marketing and sales expertise in combination with local partners in most dealings. Usually, projects often require working with complementary technology for post treatment of water and mineralization in tandem with bottling plants and renewable energy businesses. Additional commercial activities include but are not limited to the integration of the foregoing technologies and post implementation operation and maintenance-based functions.

When deploying WAAS projects it is imperative to identify access to suitable property to locate the equipment and provide access for customers to purchase water by the bottle or larger container. In the case of the Company’s Caribbean projects, this land access has been identified, primarily in inland housing developments. The Company has also specified all of the required supplemental equipment for bottling, post water treatment and mineralization. Once the machines are able to be shipped the Company will be in a position to provide a turnkey service.

The Company has generated limited revenue up until the present time, and its operations for the past three years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $2,558,279, as of December 31, 2020. As of September 30, 2021, net assets were $692,028, reflecting the impact of restructuring in connection with the previously held RHBV. The ultimate effect of the restructuring has eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors and is expecting to build a complete, full-time staff in the coming months as machines are delivered to final destinations and revenue is collected. Sales are heavily driven by independent distributors and project developers. The Company had revenues of $0 and $189,237 and net losses of $22,645,794 and $8,019,386 for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, the Company had no revenue and a net loss of $2,162,913. A large proportion of these losses relate to uncustomary expenses associated with the restructuring ($467,118 amortization of debt discount and non-recurring consultancy expenses of $587,500). The losses associated with discontinued operations ($333,733) are not expected to reoccur in future years. The total of these three expense categories is $1,388,351 or 64% of the net loss. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. In the Company’s auditor’s report dated November 15, 2021, RAKR’s auditor stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic.

As a global corporation the economic effects within the Company’s environment have been substantial. In global markets, disruptions in supply chains and increases in related costs have been a real impact on our ability to deliver WaaS projects. Measures being introduced at various levels of government to curtail the spread of the virus (such as travel restrictions, closures of non-essential municipal and private operations, imposition of quarantines and social distancing) have had a material impact on the Company’s operations. The extent of the impact of this outbreak and related containment measures on the Company’s operations cannot be reliably estimated at this time but at the same time the impact has been significant since the declaration of the pandemic nineteen months ago. For the Company, it is particularly disruptive because of limitations on our business development and engineering experts to travel and implement projects. As global operations open, we expect that we will begin to track according to the original business plan.

Products and Services

Across the world, fresh water is unevenly distributed. Many regions are desperately under-served, including North Africa, the Middle East, India, Mexico, large portions of South America, and various island geographies.

Fundamentally, the WaaS solutions are based on deploying technology with the following attributes to ensure low-cost delivery and Company profitability:

●	Versatile
●	Scalable & Cost-effective
●	Environmentally & Socially Sustainable
●	Applying Proprietary Technology through partners and affiliates

Air-to-Water (AW) – Harvests fresh water from airborne humidity by using advanced heating and cooling technologies

Water-to-Water (WW) – Transforms contaminated water (saltwater, sewage, polluted) into safe, clean water by using an environmentally sustainable process called Multi-Effect Membrane Distillation.

The operating efficiency of these technologies allows us to provide customers with clean water at a price that is highly competitive relative to traditional alternatives. In the main, we substantially out-perform peer competitors because we can deploy remotely where the water is consumed. The compact and scalable systems for AW and WW enable decentralized deployment, in which water is distributed directly to the consumption site with no expensive piping or truck transport. AW and WW are both cost-effective technology solutions and can be powered by solar, wind, or grid electricity, or a combination of power sources. They can produce roughly 5,000 to 150,000 liters of water per unit, per day, depending on the local conditions and the type of unit deployed.

Cost Competitiveness

With the core focus on WaaS delivered on a per liter basis, the relevant Cost Information is the cost per liter of alternative suppliers. Currently in remote locations, the main supplier is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter through our distributed WaaS model and distribution agreement with RHBV, bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. The market for distilled water supported in part by WW-based technology, which is essential to more specialized industrial or commercial activities, is expected to increase margins significantly.

Regulatory Information

The global nature of our approach means that regulatory conditions vary by jurisdiction. We believe that the ultimate test of profitability in this complex, cross-jurisdictional environment will be the quality of the water that is bottled and tested. The Company seeks to adhere to World Health Organization standards for clean water using the technologies that are authorized in a particular sovereign jurisdiction.

WaaS Recurring Revenue Model

The RAKR business model begins with the identification of a trusted local partner. The next step is to enter into JV structures, which maximize value to all stakeholder-parties.

The Rainmaker delivery systems are to be installed by entering contracts with local third-party experts that are typically Heating, Ventilation and Air Conditioning (“HVAC”) experts.

The RAKR model charges a market determined price per liter of bottled water or similarly treated water. Revenue sources include bottled water, bulk water, and industrial water. A representative project in the Caribbean currently under development is expected to generate $110,000 dollars in revenue per month once seven allocated machines are operational. The capital expenses for the project are roughly $650,000 and the payback is less than one year. This representative project reflects the project profile that we will be seeking in the future.

We believe the value we will offer through our WaaS projects is based on the following factors:

(1)	There are no upfront costs to the customer.
(2)	Capital costs are borne through the JVs and other partnerships. Only end-consumers of the water pay on a per liter basis.
(3)	And, (1) and (2) make it economically viable to deploy in communities that do not have the resources or network infrastructure to independently finance projects that require high amounts of financial capital.

Potential Improvements

Potential improvements and related applications that we are pursuing or plan to pursue include the following:

(1)	Seek more strategic and technology-based partnerships with complementary technology and business development companies to expand our global reach and service offering.
(2)	Work with RHBV to identify relevant technological advances based on lessons learned from previously implemented projects to reduce total costs and enhance net profits.

Market Opportunity

In the past ten years, there has been a growing awareness of the shortage of fresh water—and the associated economic and social effects the problem magnifies in impoverished and underdeveloped communities. Entities ranging from Water.Org to the United Nations (access to safe drinking water represents #6 of the 17 Sustainable Development Goals articulated by the United Nations) are at the forefront of driving international policy momentum and prospects for multilateral cooperation in the realms of global governance and public-private co-regulation. Common to these efforts is the search for scalable and practical solutions that possess applications uniquely suited to the problem of shortage.

The metrics that underpin the international need for ingenuity and action are the same as those that animate and sustain the market opportunity for our Company:

(1)	Less than 3% of the world’s water is fresh – the rest is seawater and undrinkable in its current state.
(2)	Of this 3%, over 2.5% is frozen and locked up in Antarctica, the Arctic and glaciers.
(3)	People and animals rely on 0.5% of the world’s water. (Source: Unwater.org - Facts and Trends: Water)

Moreover, at any moment, the atmosphere contains approximately 37.5 million billion gallons of water. This potential is not currently harvested by the means of private organizations or government institutions and thus presents a significant opportunity for AW technology to satisfy worldwide demand for water.

The World Health Organization estimates that 50 liters of water is required per individual to meet basic needs. It is estimated by the OECD that by 2030 nearly half of humanity will be living in a condition of severe water stress. Currently, according to UNICEF 2.2 billion people around the globe lack safe drinking water. While high-income countries only treat 70% of wastewater, low-income countries treat 8%. With the world’s population expected to reach 9 billion by 2038, the global need is indisputably high. Much of the population expansion is or will be in the very areas that are already suffering from the problem of water scarcity.

The above reasons point to a global market for water that is extraordinarily immense. Today, the annual global water market for all purposes and uses is $650 billion and is expected to expand to $1 trillion by 2025. (Source: RobecoSAM Study (2015, June). Water: the market of the future). Applying RAKR’s approach against the purposes and uses defined above, our solutions are tailored to meet roughly 70% of that global level of demand.

Current Projects

Representative existing projects that reflect the global needs are as follows:

(1)	Turks and Caicos
(2)	Bahamas

Suppliers

As stated previously, our principal supplier for the core technologies to be deployed is RHBV. RHBV in turn has built a global supply chain for its components. This supply chain, like so many others globally, is suffering from delays and costs are rising significantly as a result. Nonetheless, ongoing projects remain interested and as soon as we can execute delivery we expect to rapidly deploy in various locations. Should RHBV not supply the appropriate scale of technology required by a project, RAKR has identified multiple technologies of different sizes and types.

Supplemental technology (i.e., bottling, pre-post wastewater treatment, mineralization solutions, and renewable energy) – suppliers are global, abundant and highly competitive so as to ensure the lowest cost per liter for any given WaaS project planned implemented by the Company.

Competition

With the reorientation of the Rainmaker business model that delivers potable water at the source of demand, we believe that competitive models, while relevant and plausible alternatives, will not ultimately support the global level of demand for water at a reasonable price per liter. In virtue of our current affiliations, we believe we have a cost per liter competitive advantage. Accordingly, on a global basis, we do not believe competitive conditions will thwart our ability to produce long-term, corporate value or significantly diminish our financial results in the near term. However, other companies with sufficiently greater resources may develop competing products and have an advantage over us based on the relative size.

Government Subsidies and Incentives

Over time, RAKR will seek subsidies and incentives through its deployment of WaaS in underserved countries and particular communities within countries. One example is First Nations in Canada where there is an ongoing and desperate shortage of safe drinkable and general-purpose water.

Intellectual Property

We have indirect access to considerable intellectual property assets as a consequence of our partial ownership of and various partnerships with DRM. We believe that this allows us to maintain an edge in the competitive process from a technology and economic cost perspective.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Revenue

Revenue was $0 for the nine months ended September 30, 2021 and September 30, 2020.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
General and administrative expense	$1,108	$2,384	$(1,276)	(53.5)%

Stock-based compensation expense included in general and administrative expense	$40	$14,075	$(14,035)	(99.7)%

General and administrative expenses for the nine months ended September 30, 2021 decreased approximately $1.28 million, or 53.5%, compared to the same period in 2020. This decrease primarily relates to (1) a decrease of $14.04 million in stock-based compensation, (2) marketing and advertising decreased $0.8 million, (3) depreciation expense reduced by approximately $0.4 million and (4) rent expense reduced by $23,187 due to the reduction in our commitment of our office lease. These decreases were partially offset by a minor increase in consulting expense.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage companies, our products have yet to generate significant revenue. As a result, we have historically suffered recurring losses and we do not have required cash resources to fully execute our business plans. However, we have approximately $400,000 in inventory we believe can be easily converted into revenue once logistics bottlenecks are opened up that may provide sufficient interim cash resources until such time as we may arrange a larger financing. Furthermore, once this inventory is delivered to the ultimate destination it should start to generate recurring revenue.

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the date of this filing, the Company raised approximately $7.7 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercial ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of September 30, 2021 and September 30, 2020, the Company had an accumulated deficit of approximately $70.4 million and $68.3 million, respectively, and stockholders’ equity of approximately $(8.3) million and $(14.4) million, respectively. As of September 30, 2021, the Company had approximately $25 thousand in cash.

The Company recognizes the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and
●	changes in the estimate or different estimates that could have been selected could have material impact in our results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation.

See Note 2 to our condensed consolidated financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, Rainmaker had limited to no market exposure. We do not expect it to materially affect the Company’s business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2021, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of September 30, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.	As of September 30, 2021, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of September 30, 2021, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

4.

During the 2020 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the uncorrected misstatements are immaterial, both individually and in the aggregate, to the financial statements as a whole. The uncorrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such uncorrected misstatements are immaterial to the financial statements under audit.

Professional standards define an audit adjustment as a proposed correction of the financial statements that, in the judgment of our auditor previously, may not have been detected except through the auditing procedures. An audit adjustment may or may not indicate matters that could have a significant effect on the Company’s financial reporting process (that is, cause future financial statements to be materially misstated). In the judgment of our auditor previously, the adjustments proposed indicate matters that could have a significant effect on the Company’s financial reporting process.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our CEO and VP Finance, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently in any legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves risks. Each of these risks as well as other risks and uncertainties not presently known to us or that we currently deem immaterial could adversely affect our business, results of operations, cash flows and financial condition and cause the value of our common shares to decline, which may result in the loss of part or all of your investment.

Risks Related to our Business

RAKR has a limited commercial operating history, which makes the evaluation of its future business prospects difficult.

The Company has only recently commercialized its business to deploy its WaaS service model using AW and WW technologies. Consequently, the Company has limited operating history and an unproven marketing and sales strategy. Our primary activities to date, prior to restructuring in Q1 2021, have been the research and development of intellectual property and technology assets and identifying prospective global clients that management believes would operationalize our WaaS delivery model. As such, we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and investment prospects difficult. Moreover, the Company has generated only limited revenues to date. The Company’s success is dependent upon the successful development and implementation of suitable water projects and establishing its water production technology capabilities in a variety of complex environmental crises worldwide. Any future success that we might achieve will depend upon various factors, including factors beyond our control that cannot be predicted at this time. These factors may include but are not limited to:

●	weather conditions in the areas we serve;
●	the economies of the countries in which we conduct business;
●	our relationships with the governments, water utility, and/or companies we serve;
●	water regulatory matters of the countries in which we conduct business;
●	our ability to successfully enter new markets;
●	changes in or increased levels of competition in the water sector; and
●	the market price of and the uses for water in an international landscape.

Our independent registered public accounting firm has issued an unqualified opinion on our financial statements with a “going concern” paragraph.

Our independent registered public accounting firm’s opinion on our Fiscal 2020 and Q2 2021 financial statements has a “going concern” explanatory paragraph. Such an opinion may make parties reluctant to extend trade credit to us or raise capital and thereby make it more difficult for us to conduct our business operations. In addition, such an opinion from the independent registered public accounting firm may also make third parties reluctant to do business with us or to invest funds in our company, thereby raising difficulties for us in the conduct of our business.

Relatively new to commercialization, the Company is unable to predict future revenues which makes an evaluation of its business speculative.

Because of the Company’s current business focus, lack of operating history, the introduction of its new WaaS approach using technology with limited deployments, and early-stage marketing strategy, its ability to accurately forecast revenues is difficult. Future variables to the WaaS strategy are related to the market for water itself; the price of water in international markets; and the creation and maintenance of a significant and reliable customer base. To the extent we are unsuccessful in establishing our business strategy and generating revenues from our WaaS projects, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue-generating activities, either of which could have a material adverse effect in our business, results of operations, and overall financial condition.

RAKR expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses, which could delay or prevent RAKR from achieving profitability.

As our business grows and expands, RAKR expects to have substantial planned capital expenditures in order to facilitate and maintain strategic distribution channels and key relationships. We expect our cost of revenues, business development, marketing, sales, operational, general, and administrative expenses to continue to increase. If revenues do not increase to correspond with these increased expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow, and overall financial condition.

If the Company fails to raise additional external capital to fund its business growth and project development, the Company’s business could fail.

We anticipate the need for significant amounts of financial capital to meet our anticipated costs associated with our working capital stock, to satisfy other near-term cash requirements so as to commercially deliver our WaaS projects, and to finance the purchase of capital (long-term) assets. The Company will attempt to raise such funds through the future issuance of stock or debt instruments in the capital markets. However, there is no assurance that we will be successful in raising sufficient additional capital, and there can be no assurance that external financing will be available to us. If adequate funds are unavailable or unavailable on acceptable terms, our ability to fund the Company’s marketing and sales efforts, global projects, potential expenditures in relation to strategic opportunities, and possible corporate responses to existing or unexpected competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business and overall financial condition.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain rights to the rights of new investors or creditors.

We expect to raise additional funds by engaging in equity and/or debt financing transactions if capital providers supply the desired amount of financial capital on the basis of terms we believe reasonable to provide for working capital needs, finance the acquisition of capital assets, and carry out business development efforts in the best interest of existing shareholders. Any sales of additional equity and/or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company. Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow before there would be any return to investors. Since 2017, no stock issuances have held such preferential rights.

Our business will depend on certain key RAKR personnel and suppliers, the loss of which would adversely affect our chances of financial success.

The Company’s success depends to a significant extent upon the continued service of its senior management, key executives and consultants. We do not have “key person” life insurance policies on any of our officers or other employees. The loss of the services of any key members of senior management, and other key personnel, or our inability to retain high quality subcontractors and/or suppliers would have a material adverse effect on our business and operating results.

Management may be unable to implement our Business Strategy.

The Company’s business strategy is to commercialize our WaaS projects that management believes may have significant humanitarian and commercial application, thereby effecting corporate value for the benefit of equity holders. The Company’s business strategy includes developing a global marketing and sales network, and there is no assurance that we will be able to successfully identify and/or develop commercial partners for our products. In addition, even if we identify and/or develop commercial partners, distributors, and/or JVs, the time and cost of developing these relationships or otherwise obtaining local permits and guidelines, may exceed our expectations, or, when developed, the amount of water available may fall significantly short of expectations, which may provide a lower return on investment or a loss to the Company.

We have only established a limited customer base and network of distribution partners.

During the past year, 2020-2021, we have entered into various discussions with international partners, distributors, and agents, and we have existing distributors, partners, and retail customers that have developed and are about to deploy WaaS projects. Nonetheless, we have not yet established a significant customer base. While we believe our projects will have a significant impact on global water markets, and, as a result, reflect positively on the Company’s performance, an inability to attract customers and/or an incapacity to deliver our projects in a timely and cost-effective manner would have an adverse effect on our potential revenues from and growth of our business.

Water is a highly regulated industry.

Water is subject to extensive regulation by country, state and municipal regulatory authorities. Federal and state statutes regulate quality standards, safety, handling procedures, and other environmental protection controls as well as the rights of end users. We will strive to verify that our water quality will comply with all known safety and environmental standards and regulations applicable to such countries in which we are conducting business. We have extensive in-house knowledge of World Health Organization water quality standards, and we will seek local partners who we believe are operating in best-efforts compliance with all safety and environmental standards and regulations applicable to delivering water to the end consumers. However, there can be no assurance that our compliance efforts could be challenged or that future changes in federal, state and/or municipal laws, regulations or interpretations thereof will not have a material adverse effect on our ability to establish and sustain operations or adversely affect the operations of our partners.

The technology we decide to deploy in the delivery of WaaS projects may require certifications before being deployed in certain global territories.

The technology we use to deploy our WaaS projects may require certain certifications before being implemented in certain international territories. For example, in the case of the United States our deployed technology must be certified by the United States Environmental Protection Agency, under the Safe Drinking Water Act (“SDWA”) to meet certain standards in order to be certified for use in large government projects. While the RHBV technology expected to be deployed by the Company is certified in certain territories, there is no assurance as to if and/or when such certifications will be obtained in new territories we are expecting to enter and sell into. Supplemental technologies – bottling, mineralization and pre-post treatment — will be chosen only if they have already been certified.

We are exposed to risks in connection with legal liability claims associated with water quality in the event that the water delivered results in injury or damage.

If a consumer of our produced or purified water was ill affected from a health perspective by the water quality the Company could be exposed to legal liability. The Company in all cases will use every tool necessary and practically available to limit any such risk.

We face competition in our market space.

The competition in the WaaS space using AW and WW technology is limited. WaaS is usually developed at much larger scale through municipalities. Until recently, smaller remote on-site solutions have not been cost-competitive compared to alternatives, but that has changed. At the present time, we aware of other companies that produce air-to-water and/or water-to-water technologies to our preferred supplier RHBV. RHBV will face competition, but, at this moment, we are confident that, as we deliver WaaS services, we will possess a competitive advantage. To the extent that future technological advance in the market results in pricing pressures, and the possibility that that will affect the Company’s ability to increase its WaaS market share, we may face an adverse effect on our business, operating results, and overall financial condition. At such time the Company has the right to adjust its technology accordingly.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of becoming a public company.

RAKR has become a public “reporting company” with the US Securities and Exchange Commission (“SEC”). As a public reporting company, we will incur significant legal, accounting, reporting and other expenses not generally applicable to a private company. We also will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage. As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers.

A significant number of the Company’s outstanding shares remain with resale restrictions however we have 75,511,183 (52.3%) shares in the public float.

The shares of the Company’s common stock issued in the 2017 were issued and designated as “restricted” or “control” shares as defined in Rule 144 under the Securities Act and are subject to resale restrictions. Consequently, these shares were not able to be freely sold at the time unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. Approximately 75,511,183 shares of the Company’s common stock, held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. This represents approximately 52.3% of the total issued and outstanding shares of stock. While this remains a risk factor the number of shareholders and the percent of tradeable shares suggest a functioning market for the Company’s shares.

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a public market for our common stock with volumes that have been variable over time, and we can give no assurance that there will always be a market with substantial liquidity, nor can we give assurance that the market for our stock will develop sufficiently to create significant market liquidity and/or stable market prices in the future. A stockholder may find it difficult or impossible to sell shares of our common stock in the public market because of the limited number of potential buyers at any time and/or because of fluctuations in our market price. In addition, the shares of our common stock are not eligible as a margin security, and lending institutions may not accept our common stock as collateral for a loan.

We do not anticipate paying any dividends in the foreseeable future, which may reduce the return on your investment in our common stock.

To date, the Company has not paid any cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. Payment of future dividends will depend on earnings and our capital requirements and our debt facilities and other factors considered appropriate by our Executive Officers and Directors. There is no assurance that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate to fund our ongoing marketing, sales, and operations. Therefore, any return on your investment would be derived from an increase in the price of our stock, which may or may not occur.

There is an active but variable trading market for our common stock making our stock vulnerable to significant price and volume fluctuations.

There is currently an active trading market for our common stock, which is quoted and traded on the OTC Pink. The OTC is not a listing service or exchange but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions, and other factors. In addition, stock markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of development stage companies such as Rainmaker, which may adversely affect the market price of our common stock in a material manner. We intend to apply to have our shares quoted on the OTCQB subsequent to this filing.

In addition, the financial markets have experienced recent extreme price and volume fluctuations. The market prices of securities in the water industry have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: November 15, 2021	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim Chief Financial Officer

