Form 10-K
period 2021-12-31
Rainmaker Worldwide Inc.
filed 2022-03-31
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 000-56311

Rainmaker Worldwide Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

(877) 334-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting common equity held by non-affiliates was approximately $5,523,275 based on the closing bid price and asked price of $0.04 of the registrant’s common stock on the OTC Pink.

The registrant had 144,354,957 shares of common stock, par value $0.001 per share, outstanding as of March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This annual report on Form 10-K (“Form 10-K”) of Rainmaker Worldwide Inc. (the “Company”) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, these forward-looking statements can be identified by the use of such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or the negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, our available cash, liquidity, prospects, growth and strategies, impacts of the ongoing coronavirus (COVID-19) pandemic, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect our industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to the occurrence and timing of events or circumstances, many of which are beyond the control of the Company As a result of these, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-K, they may not be predictive of results or developments in future periods.

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

You should also read carefully the factors described in the “Risk Factors” section of the Form 10-12GA. Any forward-looking statements that we make in this Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-K except as required by the federal securities laws.

This Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

PART I

Item 1.	Business

Background

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017 in a reverse merger. We are currently developing Water-as-a-Service (“WaaS”) projects in various locations around the globe. We are implementing these projects using proprietary technology of our former subsidiary based in the Netherlands, Rainmaker Holland B.V. (“RHBV”). The Company retains a 12% ownership stake in RHBV. RAKR retains access to the technology based on a cost-plus formula, which was negotiated in an exclusive WaaS Distribution Agreement with RHBV.

Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario Corporation, was formed in Peterborough, Ontario, Canada on July 21, 2014, under the Ontario Business Corporations Act to finance and commercialize patented technology and to consolidate the assets, intellectual property, and executive management expertise of Dutch Rainmaker B.V. (“DRM”). RWI is a wholly owned subsidiary of the Company. DRM was originally started by Piet Oosterling as a technology company focused on delivering decentralized water solutions to water scarce regions in the world. In his lifetime, Mr. Oosterling wrote and commercialized over 400 patents. His wealth of knowledge and expertise continues to inspire and guide the Company’s executive management team and policy, our distribution partners, and RHBV.

On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders at the time. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares of stock in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the consummation of the transaction. As part of the Merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger, the Company traded on the OTC Pink, but as of March 17, 2022 the Company now trades on the OTCQB continuing to trade under the symbol, RAKR.

On July 15, 2020, Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would focus on WaaS. Rainmaker management would have assumed operational leadership of the combined entity. The transaction was subject to completion of an equity financing, or series of financings, for a minimum of US$15 million at a share price to be mutually agreed prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing was originally expected to occur prior to December 31, 2020, but was subject to extension to February 28, 2021, under certain circumstances if mutually agreed by the parties. As part of this process, Sphere 3D agreed to advance US$1.85 million to Rainmaker by way of a secured convertible note for Rainmaker to sustain multiple growth initiatives. The funds were used to fulfill recent contracts and expand its equipment production capacity. This note remains payable and is presented in RAKR’s financial statements. Due to various transactional and regulatory complications the agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

As a result of the incomplete Sphere 3D transaction, on March 31, 2021, the Company, including RWI, entered into a business agreement with RHBV, DRM and Wind en Water Technologie Holding B.V. (“WWT”). These companies were considered related parties on that date by virtue of stock ownership exceeding 10%. The parties agreed to an exchange of contractual obligations, debt owed, and shares of common stock in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. The Company and RHBV decided to restructure in order to optimize business operations and broaden access to the capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions.

The Company operates out of its head office based in Peterborough, Ontario, Canada. In support of its WaaS project implementation strategy, the Company will utilize two main types of energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technologies can be wind driven, solar based, or can use conventional power sources, such as grid or generator. It is deployable anywhere and leaves no carbon trace if renewable resources are deployed.

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

The Company has concurrently planned various WaaS projects in Turks and Caicos and other Caribbean countries. Moreover, although there can be no assurance, our business development activities are expected to yield more commercial contracts in 2022. The implementation dates have continuously shifted due to logistical and supply chain issues related to Covid-19. Principally, WaaS involves the selling of produced (AW) or purified water (WW) on a per liter basis either in a bottle for drinking or in bulk for industrial and commercial services. This commercial activity requires the Company to deliver operational, maintenance, marketing and sales expertise in combination with local partners in most dealings. Usually, projects often require working with complementary technology for post treatment of water and mineralization in tandem with bottling plants and renewable energy businesses. Additional commercial activities include but are not limited to the integration of the foregoing technologies and post implementation operation and maintenance-based functions.

In the Caribbean, locations have been identified and operating plans defined. We have an AW machine being tested in the Netherlands and expect delivery by Q3 2022. Specifically, locations have been identified and operating plans defined for Turks and Caicos.

The Company has generated limited revenue up until the present time, and its operations for the past three years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $2,558,279, as of December 31, 2020. As of December 31, 2021, net assets were $344,341, reflecting the impact of restructuring in connection with the previously held RHBV. The ultimate effect of the restructuring has eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the years ending December 31, 2021 and 2020 and had net losses of $2,725,465 and $22,645,796 for the years ended December 31, 2021 and 2020, respectively. A large proportion of the 2021 losses relate to uncustomary expenses associated with the restructuring ($467,118 amortization of debt discount and non-recurring consultancy expenses of $587,500 as well as losses from equity investments ($112,000) and write-down of inventory ($219,701)). The losses associated with discontinued operations ($333,733) are not expected to reoccur in future years. The total of these expense categories is $1,720,052 or 63.1% of the net loss. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2021 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic.

As a global corporation the economic effects within the Company’s environment have been substantial. In global markets, disruptions in supply chains and increases in related costs have had a real impact on our ability to deliver WaaS projects. Measures being introduced at various levels of government to curtail the spread of the virus (such as travel restrictions, closures of non-essential municipal and private operations, imposition of quarantines and social distancing) have had a material impact on the Company’s operations. The extent of the impact of this outbreak and related containment measures on the Company’s operations cannot be reliably estimated at this time but at the same time the impact has been significant since the declaration of the pandemic two years ago. For the Company, it is particularly disruptive because of limitations on our business development and engineering experts to travel and implement projects. As global operations open, we expect that we will begin to track according to the original business plan.

Products and Services

Overview

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

The operating efficiency of these technologies allows us to provide customers with clean water at a price that is highly competitive relative to traditional alternatives. We substantially out-perform peer competitors because we can deploy remotely where the water is consumed and using up to 50% less power than those same competitors. The compact and scalable systems for AW and WW enable decentralized deployment, in which water is distributed directly to the consumption site with no expensive piping or truck transport. AW and WW are both cost-effective technology solutions and can be powered by solar, wind, or grid electricity, or a combination of power sources. They can produce roughly 5,000 to 150,000 liters of water per unit, per day, depending on the local conditions and the type of unit deployed.

Cost Information

With the core focus on WaaS delivered on a per liter basis, the relevant Cost Information is the cost per liter of alternative suppliers. Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter through our distributed WaaS model and distribution agreement with RHBV, bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. The market for distilled water supported in part by WW-based technology, which is essential to more specialized industrial or commercial activities, is expected to increase margins significantly.

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

We believe the value we will offer through our WaaS projects is based on the following factors:

(1)	There are no upfront costs to the customer.

(2)	Capital costs are borne through the JVs and other partnerships. Only end-consumers of the water pay on a per liter basis.

(3)	The combination of (1) and (2) above make it economically viable to deploy in communities that do not have the resources or network infrastructure to independently finance projects that require high amounts of financial capital.

Potential Improvements

Potential improvements and related applications that we are pursuing or plan to pursue include the following:

(1)	Seek more strategic and technology-based partnerships with complementary technology and business development companies to expand our global reach and service offering.

(2)	Work with RHBV to identify relevant technological advances based on lessons learned from previously implemented projects to reduce total costs and enhance net profits.

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

The World Health Organization estimates that 50 liters of water per day is required per individual to meet basic needs. It is estimated by the OECD that by 2030 nearly half of humanity will be living in a condition of severe water stress. Currently, according to UNICEF, 2.2 billion people around the globe lack safe drinking water. While high-income countries only treat 70% of wastewater, low-income countries treat 8%. With the world’s population expected to reach 9 billion by 2038, the global need is indisputably high. Much of the population expansion is or will be in the very areas that are already suffering from the problem of water scarcity.

The above analysis points to a global market for water that is extraordinarily immense. Today, the annual global water market for all purposes and uses is $650 billion and is expected to expand to $1 trillion by 2025. (Source: RobecoSAM Study (2015, June). Water: the market of the future). Applying RAKR’s approach against the purposes and uses defined above, our solutions are tailored to meet roughly 70% of that global level of demand.

Current Projects

Representative existing projects reside within the Caribbean and specifically Turks and Caicos.

Suppliers

As stated previously, our principal supplier for the core technologies to be deployed is RHBV. RHBV in turn has built a global supply chain for its components. Should RHBV not supply the appropriate scale of technology required by a project, RAKR has identified multiple technologies of different sizes and types.

Supplemental technology (i.e., bottling, pre-post wastewater treatment, mineralization solutions, and renewable energy) – suppliers are global, abundant, and highly competitive so as to ensure the lowest cost per liter for any given WaaS project planned implemented by the Company.

Competition

The Rainmaker WaaS-focused business model that will deliver potable water at the source of demand is uniquely positioned to address alternative competitive models. We believe that competitive models, while relevant and plausible alternatives, will not ultimately fully support the global level of demand for water at a reasonable price per liter. In virtue of our current affiliations, we believe we have a cost per liter competitive advantage. Accordingly, on a global basis, we do not believe competitive conditions will thwart our ability to produce long-term, corporate value or significantly diminish our financial results in the near term. However, other companies with sufficiently greater resources may develop competing products and have an advantage over us based on the relative size.

Government Subsidies and Incentives

While RAKR is not currently pursuing subsidies and incentives, we believe that over time such programs will be applicable to the Company, and we will pursue them in due course.

Over time, RAKR will seek subsidies and incentives through its deployment of WaaS in underserved countries and particular communities within countries. One example is First Nations in Canada where there is an ongoing and desperate shortage of safe drinkable and general-purpose water.

Intellectual Property

We have indirect access to considerable intellectual property assets as a consequence of our partial ownership of and various partnerships with RHBV. We believe that this allows us to maintain an edge in the competitive process from a technology and economic cost perspective.

Company Executive and Consulting Resources

The direct Executives of RAKR are represented by Michael O’Connor, Director, Executive Chairman and CEO and Kelly White, VP of Finance. These resources are sourced through consulting agreements.

We have an extended sales force through our distribution partners. Currently we have distribution partners with global reach.

Legal services are provided by Sichenzia Ross Ference LLP since November 2017.

M&K CPAS PLLC has served as the Company’s auditor since 2020.

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

Our independent registered public accounting firm’s opinion on our Fiscal 2021 financial statements has a “going concern” explanatory paragraph. Such an opinion may make parties reluctant to extend trade credit to us or raise capital and thereby make it more difficult for us to conduct our business operations. In addition, such an opinion from the independent registered public accounting firm may also make third parties reluctant to do business with us or to invest funds in our company, thereby raising difficulties for us in the conduct of our business.

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

We anticipate the need for significant amounts of financial capital to meet our anticipated costs to satisfy other near-term cash requirements so as to commercially deliver our WaaS projects, and to finance the purchase of equipment and related (long-term) assets. The Company will attempt to raise such funds through the future issuance of stock or debt instruments in the capital markets. However, there is no assurance that we will be successful in raising sufficient additional capital, and there can be no assurance that external financing will be available to us. If adequate funds are unavailable or unavailable on acceptable terms, our ability to fund the Company’s marketing and sales efforts, global projects, potential expenditures in relation to strategic opportunities, and possible corporate responses to existing or unexpected competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business and overall financial condition.

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

We have a limited customer base and network of distribution partners.

During the past year we have entered into various discussions with international partners, distributors, and agents that are prepared to deploy WaaS projects. Nonetheless, we have not yet established a significant customer base. While we believe our projects will have a significant impact on global water markets, and, as a result, reflect positively on the Company’s performance, an inability to attract customers and/or an incapacity to deliver our projects in a timely and cost-effective manner would have an adverse effect on our potential revenues from and growth of our business.

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

The competition in the WaaS space using AW and WW technology is limited. WaaS is usually developed at much larger scale through municipalities. Until recently, smaller remote on-site solutions have not been cost-competitive compared to alternatives, but that has changed. At the present time, we are aware of other companies that produce AW and/or WW technologies. We will face competition, but, at this moment, we are confident that, as we deliver WaaS services, we will possess a competitive advantage. To the extent that future technological advance in the market results in pricing pressures, and the possibility that that will affect the Company’s ability to increase its WaaS market share, we may face an adverse effect on our business, operating results, and overall financial condition. At such time, the Company will consider its technological options accordingly.

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

A significant number of the Company’s outstanding shares remain with resale restrictions however we have 74,011,927 (51.3%) shares in the public float.

The shares of the Company’s common stock issued in the 2017 were issued and designated as “restricted” or “control” shares as defined in Rule 144 under the Securities Act and are subject to resale restrictions. Consequently, these shares were not able to be freely sold at the time unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. Approximately 74,011,927 shares of the Company’s common stock, held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. This represents approximately 51.3% of the total issued and outstanding shares of stock. While this remains a risk factor the number of shareholders and the percent of tradeable shares suggest a functioning market for the Company’s shares.

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

There is currently an active trading market for our common stock, which is quoted and traded on the OTCQB. The OTC is not a listing service or exchange but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions, and other factors. In addition, stock markets have from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of development stage companies such as Rainmaker, which may adversely affect the market price of our common stock in a material manner.

In addition, the financial markets have experienced price and volume fluctuations from time to time in the recent past. The market prices of securities in the water industry have been relatively stable compared to other sectors. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

Item 1B.	Unresolved Staff Comments

Not applicable to smaller companies.

Item 2.	Properties

The Company maintains its corporate offices at 271 Brock Street, Peterborough, Ontario Canada K9H 2P8 and its main corporate telephone number is (877) 334-3820. At this point, given the nature of Covid restrictions Rainmaker reserves the right to use the facility as needed. In the previous two quarters we have operated from home offices.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable to smaller companies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our common stock is quoted on the OTCQB under the symbol “RAKR”. The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB
Quarter Ended	High*	Low*
December 31, 2021	$0.0483	$0.0149
September 30, 2021	$0.07	$0.0323
June 30, 2021	$0.089	$0.0331
March 31, 2021	$0.128	$0.0551
December 31, 2020	$0.135	$0.071
September 30, 2020	$0.7411	$0.1202
June 30, 2020	$0.20	$0.125
March 31, 2020	$0.4851	$0.091
*Source: yahoo!finance Historical Data

Quotations reflect inter dealer prices, without retail mark up, markdown or commissions and may not represent actual transactions.

(b)	Holders

The number of holders of record of RAKR common stock at the time of filing was approximately 4,326. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number stockholders represented by the record holders.

The transfer agent for RAKR common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119.

(c)	Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Commencing July 3, 2017 through year ending 2020, in fulfillment of conditions contained in the 2017 share exchange agreement and other contracts, the Board authorized a number of options to executives, consultants and other third parties that have since been cancelled.

On January 22, 2020, the Company entered into a three-year consulting agreement with a third party for consulting and business development services. The contract included warrants of which 25,000,000 remain in effect exercisable at $0.20 and expire January 21, 2023.

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

On December 21, 2021, the Company granted 500,000 options to each of the two new Directors; for each, 100,000 options vested immediately and the balance vests over the remaining term of their appointment; each with a term of 5 years and exercisable at $0.10 per share or with a 20% discount to market based on a 30-day VWAP if it falls below $0.10, not to go below $0.07.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results indicated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Item 1A. “Risk Factors” in our on Form 10-12GA below in Part II Item 1A. “Risk Factors” of this Form 10-K and in the “Cautionary Note Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the audited financial statements, and the related footnotes thereto, appearing elsewhere in this Form 10-K, and in conjunction with management’s discussion and analysis and the audited financial statements included in our Form 10-12GA. In addition, we intend to use our media and investor section on our website (www.rainmakerww.com/category/investor-updates/), SEC filings and press releases to communicate with the public about Rainmaker, its services and other issues.

Overview

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017 in a reverse merger. We are currently developing Water-as-a-Service (“WaaS”) projects in various locations around the globe. We are implementing these projects using proprietary technology of our former subsidiary based in the Netherlands, Rainmaker Holland B.V. (“RHBV”). The Company retains a 12% ownership stake in RHBV. RAKR retains access to the technology based on a cost-plus formula, which was negotiated in an exclusive WaaS Distribution Agreement with RHBV.

Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario Corporation, was formed in Peterborough, Ontario, Canada on July 21, 2014, under the Ontario Business Corporations Act to finance and commercialize patented technology and to consolidate the assets, intellectual property, and executive management expertise of Dutch Rainmaker B.V. (“DRM”). RWI is a wholly owned subsidiary of the Company. DRM was originally started by Piet Oosterling as a technology company focused on delivering decentralized water solutions to water scarce regions in the world. In his lifetime, Mr. Oosterling wrote and commercialized over 400 patents. His wealth of knowledge and expertise continues to inspire and guide the Company’s executive management team and policy, our distribution partners, and RHBV.

On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders at the time. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares of stock in the capital of RWI from the RWI Shareholders (being all the issued and outstanding shares of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the consummation of the transaction. As part of the Merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger, the Company traded on the OTC Pink, but as of March 17, 2022 the Company now trades on the OTCQB continuing to trade under the symbol, RAKR.

On July 15, 2020, Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would focus on WaaS. Rainmaker management would have assumed operational leadership of the combined entity. The transaction was subject to completion of an equity financing, or series of financings, for a minimum of US$15 million at a share price to be mutually agreed prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing was originally expected to occur prior to December 31, 2020, but was subject to extension to February 28, 2021, under certain circumstances if mutually agreed by the parties. As part of this process, Sphere 3D agreed to advance US$1.85 million to Rainmaker by way of a secured convertible note for Rainmaker to sustain multiple growth initiatives. The funds were used to fulfill recent contracts and expand its equipment production capacity. This note remains payable and is presented in RAKR’s financial statements. Due to various transactional and regulatory complications the agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

As a result of the incomplete Sphere 3D transaction, on March 31, 2021, the Company, including RWI, entered a business agreement with RHBV, DRM and Wind en Water Technologie Holding B.V. (“WWT”). These companies were considered related parties on that date by virtue of stock ownership exceeding 10%. The parties agreed to an exchange of contractual obligations, debt owed, and shares of common stock in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. The Company and RHBV decided to restructure in order to optimize business operations and broaden access to the capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions.

The Company operates out of its head office based in Peterborough, Ontario, Canada. In support of its WaaS project implementation strategy, the Company will utilize two main types of energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technologies can be wind driven, solar based, or can use conventional power sources, such as grid or generator. It is deployable anywhere and leaves no carbon trace if renewable resources are deployed.

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

The Company has concurrently planned various WaaS projects in Turks and Caicos and other Caribbean countries. Moreover, although there can be no assurance, our business development activities are expected to yield more commercial contracts in 2022. The implementation dates have continuously shifted due to logistical and supply chain issues related to Covid-19. Principally, WaaS involves the selling of produced (AW) or purified water (WW) on a per liter basis either in a bottle for drinking or in bulk for industrial and commercial services. This commercial activity requires the Company to deliver operational, maintenance, marketing and sales expertise in combination with local partners in most dealings. Usually, projects often require working with complementary technology for post treatment of water and mineralization in tandem with bottling plants and renewable energy businesses. Additional commercial activities include but are not limited to the integration of the foregoing technologies and post implementation operation and maintenance-based functions.

In the Caribbean, locations have been identified and operating plans defined. We have an AW machine being tested in the Netherlands and expect delivery by Q3 2022. Specifically, locations have been identified and operating plans defined for Turks and Caicos.

The Company has generated limited revenue up until the present time, and its operations for the past three years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $2,558,279, as of December 31, 2020. As of December 31, 2021, net assets were $344,341, reflecting the impact of restructuring in connection with the previously held RHBV. The ultimate effect of the restructuring has eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the years ending December 31, 2021 and 2020 and had net losses of $2,725,465 and $22,645,796 for the years ended December 31, 2021 and 2020, respectively. A large proportion of the 2021 losses relate to uncustomary expenses associated with the restructuring ($467,118 amortization of debt discount and non-recurring consultancy expenses of $587,500) as well as losses from equity investments ($112,000) and write-down of inventory ($219,701)). The losses associated with discontinued operations ($333,733) are not expected to reoccur in future years. The total of these expense categories is $1,720,052 or 63.1%. of the net loss. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2021 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic.

As a global corporation the economic effects within the Company’s environment have been substantial. In global markets, disruptions in supply chains and increases in related costs have had a real impact on our ability to deliver WaaS projects. Measures being introduced at various levels of government to curtail the spread of the virus (such as travel restrictions, closures of non-essential municipal and private operations, imposition of quarantines and social distancing) have had a material impact on the Company’s operations. The extent of the impact of this outbreak and related containment measures on the Company’s operations cannot be reliably estimated at this time but at the same time the impact has been significant since the declaration of the pandemic two years ago. For the Company, it is particularly disruptive because of limitations on our business development and engineering experts to travel and implement projects. As global operations open, we expect that we will begin to track according to the original business plan.

Products and Services

Overview

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

The operating efficiency of these technologies allows us to provide customers with clean water at a price that is highly competitive relative to traditional alternatives. We substantially out-perform peer competitors because we can deploy remotely where the water is consumed where the water is consumed and using up to 50% less power than those same competitors. The compact and scalable systems for AW and WW enable decentralized deployment, in which water is distributed directly to the consumption site with no expensive piping or truck transport. AW and WW are both cost-effective technology solutions and can be powered by solar, wind, or grid electricity, or a combination of power sources. They can produce roughly 5,000 to 150,000 liters of water per unit, per day, depending on the local conditions and the type of unit deployed.

Cost Information

With the core focus on WaaS delivered on a per liter basis, the relevant Cost Information is the cost per liter of alternative suppliers. Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter through our distributed WaaS model and distribution agreement with RHBV, bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. The market for distilled water supported in part by WW-based technology, which is essential to more specialized industrial or commercial activities, is expected to increase margins significantly.

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

The Rainmaker delivery systems are to be installed by entering into contracts with local third-party experts that are typically Heating, Ventilation and Air Conditioning (“HVAC”) experts.

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

We believe the value we will offer through our WaaS projects is based on the following factors:

(1)	There are no upfront costs to the customer.

(2)	Capital costs are borne through the JVs and other partnerships. Only end-consumers of the water pay on a per liter basis.

(3)	The combination of (1) and (2) above make it economically viable to deploy in communities that do not have the resources or network infrastructure to independently finance projects that require high amounts of financial capital.

Potential Improvements

Potential improvements and related applications that we are pursuing or plan to pursue include the following:

(1)	Seek more strategic and technology-based partnerships with complementary technology and business development companies to expand our global reach and service offering.

(2)	Work with RHBV to identify relevant technological advances based on lessons learned from previously implemented projects to reduce total costs and enhance net profits.

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

The World Health Organization estimates that 50 liters of water per day is required per individual to meet basic needs. It is estimated by the OECD that by 2030 nearly half of humanity will be living in a condition of severe water stress. Currently, according to UNICEF, 2.2 billion people around the globe lack safe drinking water. While high-income countries only treat 70% of wastewater, low-income countries treat 8%. With the world’s population expected to reach 9 billion by 2038, the global need is indisputably high. Much of the population expansion is or will be in the very areas that are already suffering from the problem of water scarcity.

The above analysis points to a global market for water that is extraordinarily immense. Today, the annual global water market for all purposes and uses is $650 billion and is expected to expand to $1 trillion by 2025. (Source: RobecoSAM Study (2015, June). Water: the market of the future). Applying RAKR’s approach against the purposes and uses defined above, our solutions are tailored to meet roughly 70% of that global level of demand.

Current Projects

Representative existing projects reside within the Caribbean and specifically Turks and Caicos and Europe.

Suppliers

As stated previously, our principal supplier for the core technologies to be deployed is RHBV. RHBV in turn has built a global supply chain for its components. Should RHBV not supply the appropriate scale of technology required by a project, RAKR has identified multiple technologies of different sizes and types.

Supplemental technology (i.e., bottling, pre-post wastewater treatment, mineralization solutions, and renewable energy) – suppliers are global, abundant, and highly competitive so as to ensure the lowest cost per liter for any given WaaS project planned implemented by the Company.

Competition

The Rainmaker WaaS-focused business model that will deliver potable water at the source of demand is uniquely positioned to address alternative competitive models. We believe that competitive models, while relevant and plausible alternatives, will not ultimately fully support the global level of demand for water at a reasonable price per liter. By virtue of our current affiliations, we believe we have a cost per liter competitive advantage. Accordingly, on a global basis, we do not believe competitive conditions will thwart our ability to produce long-term, corporate value or significantly diminish our financial results in the near term. However, other companies with sufficiently greater resources may develop competing products and have an advantage over us based on the relative size.

Government Subsidies and Incentives

While RAKR is not currently pursuing subsidies and incentives, we believe that over time such programs will be applicable to the Company, and we will pursue them in due course.

Over time, RAKR will seek subsidies and incentives through its deployment of WaaS in underserved countries and particular communities within countries. One example is First Nations in Canada where there is an ongoing and desperate shortage of safe drinkable and general-purpose water.

Intellectual Property

We have indirect access to considerable intellectual property assets as a consequence of our partial ownership of and various partnerships with RHBV. We believe that this allows us to maintain an edge in the competitive process from a technology and economic cost perspective.

Results of Operations for the Years ended December 31, 2021 and 2020

Revenue

Revenue was $0 for the years ended December 31, 2021 and December 31, 2020.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the years ended December 31, 2021 and December 31, 2020 were as follows (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2021	2020	$	%
General and administrative expense	$1,454	$5,034	$(3,580)	(71.1)%

Stock-based compensation expense included in general and administrative expense	$62	$10,893	$(10,831)	(99.4)%

General and administrative expenses, including stock-based compensation, for the year ended December 31, 2021 decreased approximately $14.4 million, or 90.5%, compared to the same period in 2020. This decrease primarily relates to (1) a decrease of $10.83 million in stock-based compensation, (2) general and administrative expenses decreased by $1.59 million, (3) marketing and advertising decreased $1.17 million, (4) depreciation expense reduced by approximately $0.52 million and (5) consulting fees decreased by $.27 million, and, (6) rent expense reduced by $32,109 due to the reduction in our commitment of our office lease. Excluding stock-based compensation, general and administrative expenses decreased $3.58 million.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage companies, our products have yet to generate significant revenue. As a result, we have historically suffered recurring losses and we do not have required cash resources to fully execute our business plans. However, we have approximately $175,000 in inventory we believe can be converted into revenue once logistics bottlenecks are opened up that may provide sufficient interim cash resources until such time as we may arrange a larger financing. Furthermore, once this inventory is delivered to the ultimate destination it should start to generate recurring revenue.

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the date of this filing, the Company raised approximately $7.7 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercial ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of December 31, 2021 and December 31, 2020, the Company had an accumulated deficit of approximately $71 million and $68.3 million, respectively, and stockholders’ equity of approximately $(8.9) million and $(14.4) million, respectively. As of December 31, 2021, the Company had approximately $4 thousand in cash.

The Company recognizes the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to our financial statements and the related notes and the report of our independent registered public accounting firm beginning at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2021, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2021, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.

During the 2021 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in the aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

On December 21, 2021, the Board of Directors (the “Board”) of Rainmaker Worldwide Inc., a Nevada corporation (the “Company”), appointed James Ross and Dr. Mamdouh Shoukri to serve on the Company’s Board. This information is consistent with the 8-K filing from December 28, 2021. Mr. Ross has held senior management positions in Renewable and Technology companies. During this period, he has invested in, developed, financed, divested and acquired numerous energy projects in hydro, biomass, wind, co gen, fuel cell and gas firming. He has also been actively involved and invested in numerous technology companies, including Telecommunications, Renewable, Information Technology, Blockchain and GIS companies. He has been a Director and Financial Manager of both public and private companies. Mr. Ross has also served as the President of JSR Capital Inc., an investment fund and corporate finance firm focused on funding and consulting well-managed emerging renewable, independent power and technology companies since September 1991.

Dr. Shoukri serves on the Board of Directors of Canada Foundation for Innovation, an independent not-for-profit organization that invests in research facilities and equipment in Canada’s universities, colleges, research hospitals, and non-profit research institutions. Dr. Shoukri was the seventh President and Vice-Chancellor of York University from July 1, 2007 to June 30, 2017. Dr. Shoukri began his career in academia at McMaster University in Hamilton, Ontario, leading major research programs in support of the power and process industries and serving in administrative leadership positions at all levels of the academy, including as department chair, dean and vice-president.

There is no arrangement or understanding between Mr. Ross, Dr. Shoukri, and any other persons, pursuant to which they were selected to the Board. Mr. Ross and Dr. Shoukri have not engaged in any transaction, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. There are no family relationships between Mr. Ross, Dr. Shoukri and any Director or executive officer of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until they either resign or the term of their engagement expires whichever comes first. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael O’Connor	CEO* and Executive Chairman	55	July 21, 2014
James Ross	Non-Executive Director	64	December 20, 2021
Dr. Mamdouh Shoukri	Non-Executive Director	74	December 20, 2021

*Mr. O’Connor maintained the Executive Chairman role since 2014 and for a short period of time he hired a CEO to assist him in negotiations for the Sphere 3D merger. When that merger agreement was terminated, Mr. O’Connor resumed his role as CEO.

Business Experience

The following is a brief account of the education and business experience of the directors.

Michael O’Connor – CEO and Executive Chairman

Michael O’Connor has more than 30 years of operational, corporate finance, business development and corporate governance experience. He began his career at the Economic Council of Canada before becoming a Director of the Centre for Economic and Financial Analysis at one of the largest international consulting companies in the U.S – Science Applications International Corporation. In 1998, Mr. O’Connor joined Orascom Telecom (“OT”) in Egypt as a founding executive, leading all business development and Mergers and Acquisitions activities throughout Africa, the Middle East, Europe and Asia. During his time with OT he led more than $35 billion in transactions. During his tenure, OT grew from 100,000 subscribers to more than 125 million across 10 countries and from 6 to 100,000 employees by 2008. Michael returned to Canada as one of the founders of Wind Mobile (now Freedom Mobile). Wind Mobile was acquired by Shaw Communications Inc. in March 2016 for $1.6 billion. Shaw Communications has since been acquired by Rogers Communications. Michael has extensive international corporate governance experience for both private and publicly traded companies as well as not-for-profit organizations including Hutchison Telecommunications in Hong Kong, nine Telecel subsidiaries, Wind Mobile, Ontario Shores and Trent University. Mr. O’Connor is currently the Executive Chairman of Rainmaker Worldwide Inc., Rainmaker’s purpose is to produce safe drinking water for communities in need. The revolutionary approach to building water infrastructure supports the development of sustainable communities around the world, creating a positive impact environmentally, socially and economically.

James Ross – Non-Executive Director (Chair of Audit Committee)

Mr. Ross has held senior executive management positions in Renewable and Technology companies. During this period, he has invested in, developed, financed, divested and acquired numerous energy projects in hydro, biomass, wind, co gen, fuel cell and gas firming. He has also been actively involved and invested in numerous technology companies, including Telecommunications, Renewable, Information Technology, Blockchain and GIS companies. He has been a Director and Financial Manager of both public and private companies. Mr. Ross has also served as the President of JSR Capital Inc., an investment fund and corporate finance firm focused on funding and consulting well-managed emerging renewable, independent power and technology companies since September 1991.

Dr. Mamdouh Shoukri – Non-Executive Director (Chair of Compensation Committee)

Dr. Shoukri serves on the Board of Directors of Canada Foundation for Innovation, an independent not-for-profit organization that invests in research facilities and equipment in Canada’s universities, colleges, research hospitals, and non-profit research institutions. Dr. Shoukri was the seventh President and Vice-Chancellor of York University, Ontario, Canada from July 1, 2007 to June 30, 2017. Dr. Shoukri began his career in academia at McMaster University in Hamilton, Ontario, Canada. McMaster’s leading research programs, in support of the power and process industries, were directed by Dr. Shoukri as he served in administration leadership positions including as Department Chair, Dean and Vice-President. As an academic leader, he guided York’s transformation into a comprehensive research-intensive university as well as spearheading hundreds of millions of dollars of capital development projects. In 2013, for his contributions to the flourishing of Ontario’s academic institutions as both an engineer and an administrator, Dr. Shoukri was named a Member of the Order of Canada, the Order of Ontario, and awarded the Queen Elizabeth II Diamond Jubilee medal.

Family Relationships

There are currently no family relationships among our Directors and Executive Officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company is not aware of any persons who failed to timely file reports under this section.

Involvement in Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our directors or executive officers:

(1)	any bankruptcy petition filed by or against any business of which one of them was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	being subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily inquiring, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities; and
(4)	being found by a court of competent jurisdiction, the SEC or the CFTC to have violated Federal or state securities or commodities laws.

Audit Committee

In December 2021, the Board created an Audit Committee, in conjunction with nominating two new independent directors to the Company’s Board. Its first formal meeting will be in the second quarter of 2022 but the group has convened informally to discuss the contents of this document and the financial statements. The meeting will set out the Committee’s charter and will provide the framework for additional governance and oversight of the internal control over finance reporting. It will work alongside the board of directors as a whole which participates in the review of financial statements and disclosure. The audit committee members are James Ross (chair), Dr. Mamdouh Shoukri and Michael O’Connor. James Ross qualifies as an audit committee financial expert and is independent under applicable SEC standards.

Code of Ethics

We are in the process of developing a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our chief executive officer and chief financial officer, employees, consultants and advisors. Once formulated, our Code of Business Conduct and Ethics will set follow the following guiding principles:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Item 11.	Executive Compensation

The Company has a newly formed compensation committee with two independent board members. Any future changes to compensation will be reviewed and implemented by the committee.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current executive officers or officers who were in place over the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards (A)	All Other Compensation	Total

Michael O’Connor(1)	2021	$210,000	-	-	-	-	$210,000
	2020	$198,500	-	-	-	-	$198,500

Michael Skinner(2)	2021	$275,000	-	-	-	-	$275,000
Chief Executive Officer	2020	$226,000	-	-	$779,771	-	$1,005,771

Michael Dohaney(3)	2021	$-	-	-	-	-	$-
Chief Financial Officer	2020	$226,800	-	-	-	-	$226,800

(A)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718
[1]	Michael O’Connor was appointed as the Company’s Chief Executive Officer and Executive Chairman July 2017 for Rainmaker Worldwide Inc. post RTO.
[2]	Michael Skinner was appointed as the Company’s Chief Executive Officer January 21, 2020-January 20, 2021. The fair market value of the options awarded to Mr. Skinner was $779,771.
[3]	Michael Dohaney was appointed as the Company’s Chief Financial Officer October, 2017 until October, 2020.

Other Agreements

None.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End For Each Named Officer
Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael O’Connor	-	-	-	-	-
Michael Skinner	4,100,000	-	-	0.10	2025
Michael Dohaney	-	-	-	-	-

Equity Awards

None.

Director Compensation

The only director compensation for 2021 was allocated to the two newly appointed directors. Of the 500,000 options that each director received, 1,000,000 in total, 202,885 of their options vested in December of 2021. Mr. O’Connor did not receive any compensation for services as director for the year ended December 31, 2021. The independent members of the Compensation Committee will determine his director’s compensation for 2022 and beyond. There was no compensation to directors in 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2022, the Registrant had 144,354,957 shares of common stock issued.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2022:

● each person that is known by us to beneficially own more than 5% of our common stock;

● each of our directors;

● each of our executive officers and significant employees; and

● all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of February 28, 2022. Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 144,354,957 shares outstanding as of February 28, 2022. The address for those individuals for which an address is not otherwise provided is c/o Rainmaker Worldwide Inc., 271 Brock Street, Peterborough, ON K9H 2P8 Canada. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address of Beneficial Owner	Number	Percent of Class Outstanding
Kawartha Entertainment Group Inc., Michael Skinner	7,389,749	5.12%
James Ross, Director	433,335	0.30%
Dr. Mamdouh Shoukri, Director	183,335	0.13%
Michael O’Connor, CEO and Executive Chairman (1)	7,132,139	4.94%
Kelly White, VP Finance (2)	5,188,801	3.55%
Executive officers, directors and significant employees as a group (4 persons directly above)	20,327,359	13.87%

(1)(2) Shares and options held by individual and respective corporations in each case.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the compensation described above in Item 11 Executive Compensation, there are no related party transactions.

Director Independence

We currently act with three directors, Michael O’Connor, James Ross and Dr. Mamdouh Shoukri. Mr. Ross and Dr. Shoukri both qualify as an “independent director”.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,
	2021	2020
	$	$
Audit Fees	16,000	16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	16,250	10,500
Total	32,250	26,500

Fees for the year ended December 31, 2021 and 2020 relate to M&K CPAS, PLLC.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, dated February 27, 1998
3.2	By-Laws of Rainmaker Worldwide Inc.
(10)	Material Contracts
10.1	RAKR-RHBV Distributor Agreement
10.2	RAKR-Carlaw Joint Venture Agreement
10.3	RAKR-RWSRI Joint Venture Agreement
10.4	Professional Services Contract-Marketing
10.5	Consulting Contract-CEO
10.6	Consulting Contract-VP Finance

23.1	Auditor’s Consent

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer

(b) Financial Statement Schedules

Our consolidated financial statements being filed as part of this Form 10-K are filed in Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

RAINMAKER WORLDWIDE INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rainmaker Worldwide Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rainmaker Worldwide Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations, has a net capital deficiency, and has negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 1 to the financial statements, the Company had a going concern due to a working capital deficiency, stockholders’ deficiency, and negative cash flows from operations. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be substantiated. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

March 31, 2022

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	December 31	December 31
	2021	2020
	(Audited)	(Audited)
Assets
Current Assets
Cash	$4,337	$192,578
Other receivables	4	1,823
Inventory	175,000	381,278
Investments	-	112,000
Prepaid expenses	5,000	222,000
Prepaid expenses – related parties	160,000	-
Current assets of discontinued operations	-	410,051

Total Current Assets	344,341	1,319,730

Net Operating Lease Right-of-Use Asset	-	3,791
Assets of discontinued operations	-	1,234,758
Total Assets	$344,341	$2,558,279

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$101,804	$419,848
Related party payables	906,947	2,583,205
Accrued liabilities	410,505	339,827
Operating lease liabilities	-	3,792
Customer deposits	112,500	148,947
Contingent liability	4,423,910	4,423,910
Convertible notes payable	8,200	315,419
Convertible notes payable-related parties	-	1,413,378
Notes payable - related parties	95,419	88,797
Other loans payable	50,000	-
Current liabilities of discontinued operations	-	3,352,132
Total Current Liabilities	6,109,285	13,089,255

Long Term Payables
Convertible notes payable	3,105,897	3,105,897
LT Liabilities of discontinued operations	-	799,874
Total Long Term Payables	3,105,897	3,905,771

Total Liabilities	$9,215,182	$16,995,026

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 200,000,000 authorized; 144,354,957 and 139,580,934 outstanding at December 31, 2021 and December 31, 2020, respectively	$144,355	$139,581
Additional paid-in capital	61,686,839	53,611,108
Stock payable	-	75,000
Accumulated deficit	(70,997,053)	(68,271,589)
Accumulated other comprehensive income	295,018	9,153
Total Stockholders’ Equity (Deficit)	$(8,870,841)	$(14,436,747)
Total Liabilities and Stockholders’ Equity (Deficit)	$344,341	$2,558,279

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020
	(Audited)	(Audited)
Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Margin	-	-

Expenses
General and administrative expense	1,515,725	15,926,674
Total Expenses	1,515,725	15,926,674

Loss from Operations	(1,515,725)	(15,926,674)

Other income (expense)
Gain on retirement of ARO	-	13,392
Other income	65,000	-
Loss on impairment of IP	-	(4,650,966)
Interest expense	(829,006)	(847,115)
Total other income (expense)	(764,006)	(5,484,689)

Loss from continuing operations	(2,279,731)	(21,411,363)

Loss from equity investments	(112,000)	-

Discontinued operations:
Loss from operations of discontinued operations	(333,733)	(1,234,431)
Total discontinued operations	(333,733)	(1,234,431)

Net income (loss)	$(2,725,464)	$(22,645,794)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	285,865	(478,415)
Discontinued operations foreign exchange gain (loss)	-	-
Net income (loss) and comprehensive income (loss)	$(2,439,599)	$(23,124,209)

Net loss per share:
Basic and diluted	$(0.02)	$(0.17)
Weighted average number of common shares outstanding:
Basic and diluted	145,614,282	131,191,496

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit) (Audited)

	Number of stock	Amount ($)	Additional paid-in capital ($)	Stock Payable	Deficit ($)	Accumulated other comprehensive income ($)	Total
Balance, December 31, 2019	104,572,308	$104,572	$41,146,619	$68,800	$(45,625,795)	$487,568	$(3,818,236)
Shares issued for debt	22,200,000	22,200	278,800	-	-	-	301,000
Private placements	3,614,001	3,614	357,786	-	-	-	361,400
Shares issued for services	2,977,793	2,978	313,023	-	-	-	316,001
Conversion of convertible promissory notes	6,216,832	6,217	-	-	-	-	6,217
Stock-based compensation	-	-	11,514,880	-	-	-	11,514,880
Stock Payable	-	-	-	6,200	-	-	6,200
Foreign currency translation	-	-	-	-	-	(478,415)	(478,415)
Net gain (loss) for the year	-	-	-	-	(22,645,794)	-	(22,645,794)
Balance, December 31, 2020	139,580,934	$139,581	$53,611,108	$75,000	$(68,271,589)	$9,153	$(14,436,747)

Private placements	2,128,385	2,128	76,723	(75,000)	-	-	3,851
Conversion of convertible promissory notes	22,884,244	22,885	1,679,775	-	-	-	1,702,660
Shares cancelled	(20,238,606)	(20,239)	(1,457,179)	-	-	-	(1,477,418)
Stock-based compensation			62,248				62,248
Disposition of discontinued operations	-	-	7,714,164	-	-	-	7,714,164
Foreign currency translation	-	-	-	-	-	285,865	285,865
Net gain (loss) for the quarter	-	-	-	-	(2,725,464)	-	(2,725,464)
Balance, December 31, 2021	144,354,957	$144,355	$61,686,839	$-	$(70,997,053)	$295,018	$(8,870,841)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Audited)

	Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(2,725,464)	$(22,645,794)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation expense	-	-
Loss on impairment	-	4,650,966
Stock-based compensation	62,248	10,892,625
Loss from equity investments	112,000	-
Other income	65,000	-
Shares issued for services	-	316,000
Discount amortization	-	-
IP amortization	-	518,352
Provision for ARO obligation	-	(13,266)
Non-cash Lease expense	-	-
Change in operating assets and liabilities:
Accounts receivable	1,819	571,282
Inventory	206,278	(381,278)
Prepaid expenses, prepaid expenses related parties	57,000	(121,154)
Accounts payable, related party payables and accrued liabilities	1,592,258	840,407
Customer deposits	(36,447)	(20,000)
	-	-
Provision for ARO obligation	-	(14,635)
Lease liabilities	-	-
Discontinued operations	475,281	1,474,209

CASH USED FOR OPERATING ACTIVITIES	(190,027)	(3,932,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investment in JV	-	(112,000)
Cash paid for purchase of fixed assets	-	-
Discontinued operations	-	1,596,446
CASH USED FOR INVESTING ACTIVITIES	-	1,484,446
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	3,852	367,600
Borrowed on convertible debt	-	3,105,897
Borrowed on debt	50,000	(556,798)
Borrowed on debt related party	21,903	-
Repayments on other loans payable	(3,300)	-

CASH PROVIDED BY FINANCING ACTIVITIES	72,455	2,916,699
Effect on Foreign Currency Exchange	(70,669)	(343,214)

NET INCREASE (DECREASE) IN CASH	(188,241)	125,645

CASH AT BEGINNING OF YEAR	192,578	66,933

CASH AT PERIOD END	$4,337	$192,578

NON-CASH TRANSACTIONS

Shares issued for conversion	1,702,659	307,218
Lease modification	-	-
Shares issued from stock payable	75,000	68,800
Conversion of AP to convertible notes payable	928,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Nature of Operations, Reverse Merger and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“Rainmaker” or the “Company” or “RAKR”) is a Nevada company which operates Rainmaker Worldwide Inc. (Ontario) (“RWI”) with its head office in Peterborough, Ontario, Canada. The Company distributes two main types of energy-efficient, fresh water-producing technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technology can use wind, solar, or use conventional power sources (grid or generator), is deployable anywhere, and leaves no carbon trace if renewable resources are deployed.

Our post-restructuring business focus will deliver Water-as-a-Service (“WaaS”) i.e., selling water directly to the customer on a per liter basis. This will be executed by forming local joint venture partnerships (“JV”) who will in turn own the Rainmaker and related equipment. In most if not all cases, RAKR will have an ownership stake in the JV the percentage of which will be determined by the relative contribution of the stakeholders.

As part of the asset restructuring, Rainmaker retains a 12% interest in Rainmaker Holland B.V. (“RHBV”) which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula going forward by virtue of a long-term distribution agreement.

The Company will focus its future on the development of WaaS projects globally and has already set up such projects that are ready for deployment in Turks and Caicos and potentially other Caribbean and European locations. Our business development activities are expected to yield more definitive agreements during 2022. WaaS involves the selling of produced (AW) or purified water (WW) on a per liter basis either in a bottle for drinking or in bulk for industrial and commercial services. This requires the Company to deliver its operational, maintenance, marketing and sales expertise in combination with local partners in most cases. These projects will often require working with complementary technology for post treatment of water, mineralization, bottling plant and energy companies. Business activities include the full integration of such technologies.

Reverse Merger

RWI was incorporated on July 21, 2014 under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (bein4g all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017 in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger, the Company traded on the OTC Pink, but as of March 17, 2022, the Company now trades on the OTCQB continuing to trade under the symbol, RAKR.

Merger with Sphere 3D

On July 15, 2020 Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would focus “WaaS”. Rainmaker management would have assumed operational leadership of the combined entity.

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

The Merger Agreement was adjusted to become an asset purchase agreement January 3, 2021 with the same business focus being WaaS. The agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly. Rainmaker is continuing its ordinary course of business focusing on WaaS.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $70,997,053. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of discontinued operations and the subsidiary located outside of the United States are measured in their functional currency: Rainmaker Worldwide Inc. (Ontario) reports in Canadian dollars and Rainmaker Holland B.V. (as Discontinued Operations) reports in Euros. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average annual exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income in the consolidated balance sheets.

Intangible Assets

The Company acquired intellectual property including know-how and patents in the December 2015 Asset Purchase Agreement whereby Rainmaker Worldwide Inc. (Ontario) purchased the assets of Dutch Rainmaker B.V. (“DRM”) and Wind En Water Technologie Holding B.V. (“WWT”). Commencing January 2016, the Company has amortized the patents and know-how using the average life expectancy of the patents which is 14 years. As discussed in Note 19 (Discontinued Operations), these intangible assets were a part of the restructuring agreement.

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

The Company will have three sources of revenue. The first is through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and the initial down payment is received. Each transaction price is established in the signed contract. Unearned revenue is recognized upon receipt of the down payment for the system. The revenue is recognized once title of the system transfers to the customer. The nature of the business of equipment sales implies there is only one performance obligation which is delivery of the product to the customer. Our contracts outline each party’s rights and obligations including the terms and timing of payments.

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

	December 31	December 31
	2021	2020
Gross Profit
United States	-	-
Europe-discontinued operations	-	-
Canada	-	-
	$-	$-

Net Loss
United States	2,671,315	14,362,683
Europe-discontinued operations	-	1,157,176
Canada	54,149	7,125,932
	$2,725,464	$22,645,794

Assets
United States	344,263	692,993
Europe-discontinued operations	-	1,829,809
Canada	78	35,477
	$344,341	$2,558,279

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

Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the year. The Company has options, debentures and other potentially dilutive instruments extending to the latest date of December 20, 2026. To the extent that the fully diluted shares exceed the authorized capital at any point in time, action will be taken by the Executive Management and Board of the Company to ensure those shares are available for distribution.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD$100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of December 31, 2021, the Company had no cash equivalents.

Note 3: Convertible Notes Payable

On June 30, 2017, Gold and Silver Mining of Nevada, Inc. held unsecured, matured and past due convertible notes payable of $235,495. On the date of the Merger, the above convertible notes payable amount was recognized on the Company’s balance sheet. On July 3, 2017, $180,500 of the convertible notes payable was forgiven and recorded as debt forgiveness in the statement of operations.

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

As a result of the above conversions, there are $8,200 in convertible notes remaining that came into the Company through the July 3, 2017 merger.

On May 10, 2018, the Company entered into a $200,000 unsecured, convertible promissory note maturing on July 10, 2018. The note was interest bearing at a rate of 12% interest per annum with no interest payments due until maturity and convertible into shares of the Company’s Common Stock at a fixed price of $0.35 per share. The holder of the note was issued 100,000 shares of common stock in lieu of set-up fees and interest for the term of the loan which was discounted against note in the amount of $25,000, the market value of the shares issued on the date of the note. The Company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The note was in default from July 10, 2018 through January 20, 2019 and thus in addition to the above 12%, the Company accrued penalty interest at the rate of 1.5% per month as per the terms of the note.

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

On April 2, 2020, the Company issued two convertible promissory notes of $550,000 for a total of $1,100,000. The notes matured on November 24, 2020, having an interest rate of 3% per annum and were convertible prior to maturity at $0.33 per share. These existing notes and accrued interest were rolled into a Senior Secured Convertible Promissory Note in an agreement signed September 14, 2020, and are now deemed to be cancelled. Prior to the notes being rolled into the Senior Secured Convertible Promissory Note, the Company had received $755,000. As of December 31, 2021, the Company received a further $65,000 for a total of $820,000 of the original notes. The funds received during 2021 were recognized as Other Income. Subsequent to the 2021 fiscal year end, the Company received a further $20,000 which will be recognized as Other Income in Q1, 2022.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 described above, the funding advanced October 1, 2020, and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (see Note 6). Each of the existing notes are deemed to be cancelled. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security.

On February 22, 2021, to settle accounts payables due to various entities, the Company issued Convertible Promissory Notes totaling $928,000 bearing interest of 6% per annum with a maturity date of February 22, 2022, and convertible into shares of Common Stock equal to 70% of the 30-day VWAP preceding the conversion date with a floor price of $0.065. On March 4, 2021, these notes were converted into 14,276,922 Common Shares at $0.065.

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

Promissory notes amounting to $28,796.73 are due and bear interest of 5% and are payable on demand. As part of the restructuring completed March 31, 2021, $11,980 of these notes and all corresponding accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations) and on May 13, 2021, $3,300 plus accrued interest was repaid leaving the principal balance of these promissory notes at $13,516 as of December 31, 2021.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount is fully repaid in Q1, 2022.

Note 6: Other Loans Payable

On January 25, 2019, the Company entered into a loan agreement for $351,865 with an interest rate of 10% per annum. This loan is secured by a general pledge on the assets of RHBV. On October 9, 2020, $175,933 principal was repaid. The remaining principal of $175,932 and accrued interest was due February 1, 2021. It was agreed to extend this due date and, as part of the restructuring completed March 31, 2021, this loan and all accrued interest became the full responsibility of Rainmaker Holland B.V. (see note on Discontinued Operations). As a result, the Company bears no responsibility for financial obligations under this loan.

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

The City Development Fund (“SOFIE”) in Rotterdam, The Netherlands, is an initiative of the municipality of Rotterdam and is made possible through funds from the European Regional Development Fund. The SOFIE fund was created in the summer of 2013 with the goal of making the Rotterdam City Ports more attractive to new entrepreneurship. The Company was approved on October 26, 2015, for a loan in the amount of $1,223,000 (1,000,000 (EUR) comprised of loans of EUR 300,000 and EUR 700,000) and bears interest at a rate of 6.5% compounded annually. The EUR 700,000 was payable over 60 months and the EUR 300,000 payable over 18 months. The first drawdown of the note occurred on March 1, 2016, with the entire EUR 1,000,000 subsequently being drawn down. Due to Company cash flow deficiencies, the loan moved to an interest only payable status commencing July 1, 2018 to January 1, 2020. SOFIE has agreed to allow the Company to continue to make interest only payments until January 1, 2021. Both loans now mature January 1, 2025 and was recorded as long-term portion of $799,874 and the short-term portion of $233,877, a total of $1,033,751 principal remaining. As part of the restructuring completed March 31, 2021, this loan and all accrued interest became the full responsibility of Rainmaker Holland B.V. (see note on Discontinued Operations). As a result, the Company bears no responsibility for financial obligations under this loan.

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. On December 1, 2021, the parties agreed to add a conversion feature to this note with terms to be determined before February 2, 2022, however, it was subsequently agreed to remove this conversion feature and extend the due date to February 2, 2023.

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

Note 9: Common Stock

Common Stock

As at December 31, 2020, the Company has authorized 200,000,000 common stock with $0.001 par value with 139,580,934 shares outstanding. At December 31, 2021, 144,354,957 shares are outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2019	104,572,308
Shares issued for debt	22,200,000
Private placements	3,614,001
Shares issued for services	2,977,793
Conversion of convertible promissory notes	6,216,832
Balance, December 31, 2020	139,580,934
Private placements	2,000,000
Conversion of convertible promissory notes	22,884,244
Shares cancelled	(20,238,606)
Balance, March 31, 2021	144,226,572
Balance, June 30, 2021	144,226,572
Private placements	128,385
Balance, September 30, 2021	144,354,957
Balance, December 31, 2021	144,354,957

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

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $906,947 (2020: $2,583,205).

The Company’s head office location in Peterborough, Ontario, Canada, is leased from an entity that was controlled by the Executive Chairman of the Company. Lease expense for the period is $12,364 (2020: $47,473). As of February 28, 2021, this property is no longer controlled by the Executive Chairman. The Company will continue to hold space in the property until such time post-COVID protocols are established.

Refer to other related party payables in Notes 4 and 5.

The Company entered into an agreement regarding Royalties Payable in 2020, however, as part of the restructuring completed March 31, 2021, the Company no longer bears any responsibility for financial obligations under this agreement. See further discussion in Note 19.

The Company has prepaid expenses to related parties in the amount of $160,000, paid to RHBV, for the purchase of two AW-GO25 machines.

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

On April 27, 2018, the Company located a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of December 31, 2021 (2020: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

Note 12: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

	Year ended December 31	Year ended December 31
	2021	2020
Finished Goods	$175,000	$381,278
Components	-	-
Discontinued operations	-	378,427
Total Inventory	$175,000	$759,705

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

The following are the lease related assets and liabilities recorded on the Company’s consolidated balance sheet.

	Year Ended December 31	Year ended December 31
	2021	2020

Classification on Balance Sheet
Assets
Operating lease right of use assets	-	3,791
Operating lease right of use assets-discontinued operations	-	494,239
Total lease assets	$-	$498,031

Liabilities
Current liabilities
Operating lease liability	-	3,792
Operating lease liability-discontinued operations	-	494,239
Total lease liability	$-	$498,031

The lease expense for the period ended December 31, 2021, from continuing operations is $12,364 and from discontinued operations $24,091 (2020: $136,629).

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

Commencing July 3, 2017, in fulfillment of conditions contained in the share exchange agreement and other contracts, the Board authorized the grant of the following Options:

●	3,996,000 Options to four individuals who are officers and/or directors as compensation for the termination of certain RWI stock option rights; these options are fully vested, expire on July 2, 2022 and are exercisable at a price of $0.15 per Share;

●	8,625,000 Options to seven individuals who are officers and/or directors or contractual service providers; one third of these Options vested on July 3, 2017 while the balance vest monthly over a period of 24 months; they have a term of 5 years and are exercisable at a price of $0.15 per Share;

●	500,000 Options to a director; 100,000 of these Options vested on July 3, 2017 while the balance vest monthly over a period of 24 months; they have a term of 5 years and are exercisable at a price of $0.25 per Share;

●	1,300,000 Options to an officer; 150,000 of these options vested on October 10, 2017; 283,334 vested on January 13, 2018 and the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	200,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.15 per Share.

●	100,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.15 per Share.

●	1,000,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	1,250,000 Options to a contractual service provider; 250,000 exercisable at $0.15 per Share (the “Initial Grant”) and 1,000,000 exercisable at $0.25 per Share (the “Second Grant”) both have a term of 5 years. One half of the Initial Grant (125,000) vested on January 15, 2018; the remaining (125,000) of the Initial Grant vest and are exercisable monthly, pro-rata over the 18 month period (6,945 per month) commencing January 15, 2018. One third of the Second Grant (333,333) vested and are exercisable on January 15, 2018; the remaining 666,667 from the Second Grant vest and are exercisable monthly, pro-rata over the 24-month period commencing January 15, 2018.

●	625,000 Options to the five members of the Company’s Strategic Advisory Board; vesting monthly commencing July 3, 2017 over a period of 24 months, have a 5-year term and are exercisable at a price of $0.40 per Share.

●	1,000,000 Options to a contractual service provider; 333,333 of these options vested on February 15, 2018; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	On February 15, 2018, the Board authorized the grant of 500,000 options to a newly appointed Director of the Board; 100,000 vested on February 15, 2018 with the remainder vesting monthly over a period of 24 months with a term of 5 years and exercisable at a price of $0.25 per Share.

●	On April 15, 2018, the Board authorized the grant of 500,000 options to a newly appointed Director of the Board; 100,000 vested on April 15, 2018 with the remainder vesting monthly over a period of 24 months with a term of 5 years and exercisable at a price of $0.25 per Share.

●	Effective September 30, 2019, the Board of Directors approved the immediate vesting of all remaining options resulting in the immediate recognition of the of the remaining option expense.

●	In January 2020, all holders of options agreed to waive their right to exercise the above options.

●	On January 22, 2020, the Company entered into a three-year consulting agreement with a third party for consulting and business development services. The contract includes 75,000,000 warrants as follows:

○	25,000,000 exercisable at $0.20 per warrant, effective January 22, 2020

○	25,000,000 exercisable at $0.30 per warrant, effective January 22, 2021

○	25,000,000 exercisable at $0.40per warrant, effective January 22, 2022

On December 22, 2020, the Company terminated this agreement thereby cancelling the 2nd and 3rd warrant blocks. The first tranche of 25,000,000 remain in effect under the same conditions and expiring January 21, 2023.

●	On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 3,600,000 warrants with an exercise price of $0.20 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $0.10. As well, the Company granted an additional 500,000 warrants which vested immediately at an exercise price is $0.10. All expire December 31, 2025.

●	On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 13,500,000 warrants at an exercise price of $0.30 expiring October 1, 2023 and of 15,000,000 warrants at an exercise price of $0.15 expiring October 1, 2025.

●	On April 1, 2021, the Company granted 4,100,000 options as part of an amendment to an Executive Consultant’s contract; 125,000 options vest per month commencing April 1, 2021, with a term of 5 years and exercisable at a price of $0.10 per Share.

●	On December 20, 2021, the Company granted 1,000,000 options as compensation for two new Board Members. 100,000 options vested immediately for each of the two board members and the remaining options vest over maximum of two years, with a term of 5 years and exercisable at $0.10 per Share or with a 20% discount to market based on a 30-day VWAP if it falls below $0.10, not to go below $0.07 per share.

●	For the period ended December 31, 2020, the Company recorded a stock option expense of $10,892,625. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the year ended December 31, 2021, the Company recorded stock option expense of $62,249.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2020	To Dec 31, 2021	To Dec 31, 2021	To Dec 31, 2021
57,600,000	5,100,000	59,008,334	3,691,666

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0172-$0.271
Exercise Price	$0.10-$0.30
Number of Options Granted	62,700,000
Dividend Yield	0%
Expected Volatility	116-363%
Weighted Average Risk-Free Interest Rate	.06-2.25%
Term (in years)	3-5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2021, the Company had federal net operating loss carryforwards, which are available to offset future taxable income, of $5,383,897. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Year ended December 31	Year ended December 31
	2021	2020

Net Loss	(2,725,464)	(22,645,794)
Add back:
Stock Compensation	62,249	10,892,624
Amortization of Debt Discount	467,118	220,334
Taxable Income	(2,196,097)	(11,532,836)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	461,180	2,421,896
Valuation Allowance	(461,180)	(2,421,896)
Net Deferred Asset	-	-

Note 16: Asset Retirement Obligation

The Company recorded an asset retirement obligation of $29,665 in preparation for the dismantling and removal of its Leeuwarden turbine. The turbine has been dismantled at a cost of $16,273 with a gain on retirement of $13,392. The asset retirement obligation was eliminated in 2020.

Note 17: European Commission Grant

In Q3 2019, RHBV was awarded a €2.3 million European Commission Grant to develop and construct the first off-grid water desalination system 100% powered by renewable energy in the Canary Islands. The original project duration was September 1, 2019, to August 31, 2021, however because of COVID-19 RHBV has filed for, and been granted, an extension of the Project to May 31, 2022. RHBV, post-restructuring, has the sole responsibility to fulfill all obligations under this Grant.

Note 18: Investments

The Company will hold, based on an investment of $112,000, a 22.5% interest in a Joint Venture with Rainmaker Water (Pvt) Ltd. of Sri Lanka. Due to complications related to COVID, product delivery and project implementation, the final administrative details of this transaction are not yet completed. The Company will be issued an additional 5% interest in the JV for every Air-to-Water machine RAKR deploys to the JV up to a maximum holding of 49% interest in the JV. This JV, like others, will deliver WaaS by distributing water to the communities on a per liter basis. The JV will produce, mineralize and purify water to World Trade Organization standards, and establish an environmentally friendly bottling solution. There has been no activity in the JV as of December 31, 2021. The JV partner has used the initial investment and therefore the Company has recognized the loss on equity investments of $112,000.

Note 19: Discontinued Operations

On March 31, 2021, the Company, including Rainmaker-Ontario, came to an agreement with Rainmaker Holland B.V. (“RHBV”), Dutch Rainmaker B.V. and Wind en Water Technologie Holding B.V. These companies were considered related parties on that date due to stock ownership of more than 10%. The parties agreed to an exchange of contractual obligations, debt owed, an exchange of shares in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. These initiatives were taken subsequent to the mutual decision among the parties to cancel the Sphere 3D Asset Purchase Agreement (see Note 1, “Merger with Sphere 3D”). After the termination of that agreement, the Company and RHBV decided to restructure to optimize and broaden access to capital markets. The Company and RHBV, as mutual shareholders in each other’s companies, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions.

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

Note 20: Subsequent Events

On February 3, 2022 the Company signed a Term Sheet with an investor to lend the Company up to $700,000 in a series of tranches. The Company signed the definitive agreement for the first tranche of $55,000 on February 7, 2022, and then it was subsequently funded on February 9, 2022. The maturity date of the Convertible Promissory Note is February 7, 2023, carries and interest rate of 10% per annum. The Holder of the notes has the right to convert between 180 days of the date of the note and the maturity date with a price determined by 65% of the lowest trading market price during the prior 10 day trading period. The SPA governing the transaction does not limit the Company’s ability to solicit any offers for, respond to any unsolicited offers for, or conduct any negotiations with any other person or entity in respect of any lending instrument. Furthermore, the Company retains the right to repay the loan amounts received in the tranches any time before maturity or conversion. It contains representations and warranties, covenants and conditions, customary for transactions of this type.

The Company was up-listed to OTCQB on March 17, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: March 31, 2022	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael O’Connor	Director	March 31, 2022

Signature	Title	Date
/s/ James Ross	Director	March 31, 2022

28