Form 10-Q
period 2022-03-31
Rainmaker Worldwide Inc.
filed 2022-05-16
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 12, 2022 was 144,354,957.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021

Assets	(Unaudited)	(Audited)
Current Assets
Cash	$6,734	$4,337
Other receivables	48	4
Inventory	175,000	175,000
Prepaid expenses	2	5,000
Prepaid expenses – related parties	160,000	160,000
Total Current Assets	341,784	344,341

Total Assets	$341,784	$344,341

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$80,538	$101,804
Related party payables	964,179	906,947
Accrued liabilities	489,477	410,505
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable	116,950	8,200
Notes payable - related parties	73,516	95,419
Other loans payable	50,000	50,000
Total Current Liabilities	6,311,070	6,109,285

Long Term Payables
Convertible notes payable	3,105,897	3,105,897
Total Long Term Payables	3,105,897	3,105,897

Total Liabilities	$9,416,965	$9,215,182

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 200,000,000 authorized; 144,354,957 outstanding at March 31, 2022 and December 31, 2021	$144,355	$144,355
Additional paid-in capital	61,709,174	61,686,839
Accumulated deficit	(71,206,777)	(70,997,053)
Accumulated other comprehensive income	278,065	295,018
Total Stockholders’ Equity (Deficit)	$(9,075,183)	$(8,870,841)
Total Liabilities and Stockholders’ Equity (Deficit)	$341,784	$344,341

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Margin	-	-

Expenses
General and administrative expense	146,997	855,135
Total Expenses	146,997	855,135

Loss from Operations	(146,997)	(855,135)

Other income (expense)
Other income	20,000	-
Interest expense	(82,727)	(585,455)
Total other income (expense)	(62,727)	(585,455)

Loss from continuing operations	(209,724)	(1,440,590)

Discontinued operations:
Loss from operations of discontinued operations	-	(333,733)
Total discontinued operations	-	(333,733)

Net income (loss)	$(209,724)	$(1,774,323)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	(16,953)	(279,319)
Net income (loss) and comprehensive income (loss)	$(226,677)	$(2,053,642)

Net loss per share:
Basic and diluted	$(0.001)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	144,354,957	149,690,459

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit) (Unaudited)

						Accumulated
			Additional			other
	Number of		paid-in	Stock		comprehensive
	stock	Amount ($)	capital ($)	Payable	Deficit ($)	income ($)	Total
Balance, December 31, 2020	139,580,934	$139,581	$53,611,108	$75,000	$(68,271,589)	$9,153	$(14,436,747)

Private placements	2,000,000	2,000	73,000	(75,000)	-	-	-
Conversion of convertible promissory notes	22,884,244	22,885	1,679,775	-	-	-	1,702,660
Shares cancelled	(20,238,606)	(20,239)	(1,457,179)	-	-	-	(1,477,418)
Disposition of discontinued operations	-	-	7,714,164	-	-	-	7,714,164
Foreign currency translation	-	-	-	-	-	279,319	279,319
Net gain (loss) for the quarter	-	-	-	-	(1,774,323)	-	(1,774,323)
Balance, March 31, 2021	144,226,572	$144,227	$61,620,868	$-	$(70,045,912)	$288,472	$(7,992,345)

						Accumulated
			Additional			other
	Number of		paid-in	Stock		comprehensive
	stock	Amount ($)	capital ($)	Payable	Deficit ($)	income ($)	Total

Balance, December 31, 2021	144,354,957	$144,355	$61,686,839	$-	$(70,997,053)	$295,018	$(8,870,841)

Stock-based compensation	-	-	22,335	-	-	-	22,335
Foreign currency translation	-	-	-	-	-	(16,953)	(16,953)
Net gain (loss) for the quarter	-	-	-	-	(209,724)	-	(209,724)
Balance, March 31, 2022	144,354,957	$144,355	$61,709,174	$-	$(71,206,777)	$278,065	$(9,075,183)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(209,724)	$(1,774,323)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	22,335	-
Discount amortization	-	467,118
Change in operating assets and liabilities:
Accounts receivable	(44)	(24,787)
Inventory	-	(13,423)
Prepaid expenses	4,998	62,000
Accounts payable, related party payables and accrued liabilities	114,938	660,307
Customer deposits	-	(36,447)
Discontinued operations	-	1,206,738

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(67,497)	547,183

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	(700,433)
CASH USED FOR INVESTING ACTIVITIES	-	(700,433)
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowed on debt	108,750	50,000
Borrowed on debt related party	(21,903)	-

CASH PROVIDED BY FINANCING ACTIVITIES	86,847	50,000
Effect on Foreign Currency Exchange	(16,953)	(76,463)

NET INCREASE (DECREASE) IN CASH	2,397	(179,713)

CASH AT BEGINNING OF YEAR	4,337	192,578

CASH AT PERIOD END	$6,734	$12,865

NON-CASH TRANSACTIONS

Shares issued for conversion	-	1,702,659
Shares issued from stock payable	-	75,000
Conversion of AP to convertible notes payable	-	928,000

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

As part of the asset restructuring March 30, 2021, Rainmaker retains a 12% interest in RHBV which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula going forward by virtue of a long-term distribution agreement.

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

As part of the Amendment, Sphere 3D also agreed to advance US$1.85 million to Rainmaker by way of a secured convertible note (the “Note”) for Rainmaker to sustain multiple growth initiatives. The funds were used to fulfil recent contracts and expand its equipment production capacity. (See Note 3).

The Merger Agreement was adjusted to become an asset purchase agreement January 3, 2021 with the same business focus, Water-as-a-Service (WaaS), which ultimately was terminated on February 12, 2021 and was subsequently announced publicly. Rainmaker is continuing its ordinary course of business focusing on WaaS.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $71,206,777. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The consolidated financial statements presented are for the entity Rainmaker and its wholly owned subsidiary, Rainmaker Worldwide Inc. (Ontario) and Rainmaker Holland B.V. (“RHBV” Discontinued Operations 2021) as a consolidated entity. The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles.

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

No Intangible Assets.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features. On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method and reviewed and calculated the impact on the outstanding financial instruments as of this adoption date concluding there was no impact.

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

None.

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

	March 31,
	2022	2021
Gross Profit
United States	-	-
Europe-discontinued operations	-	-
Canada	-	-
	$-	$-

Net Income (Loss)
United States	(221,571)	(1,401,014)
Europe-discontinued operations	-	-
Canada	11,847	(39,576)
	$(209,724)	$(1,440,590)

Assets
United States	341,661	701,894
Europe-discontinued operations	-	-
Canada	123	4,282
	$341,784	$706,176

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD$100,000 per commercial bank and the Netherlands Deposit Guarantee Scheme (DGS) up to EUR100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of March 31, 2022, the Company had no cash equivalents.

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

On September 10, 2019, the Company issued two notes each for $26,250 totalling $52,500. The notes are repayable on September 9, 2020, bear interest of 10% per annum and are convertible prior to maturity at $0.005 per share. The Company evaluated the notes for a beneficial conversion feature at the date of issuance and recorded a discount in the amount of $3,150. During Q3, the two notes totalling $52,500 were converted into 10,500,000 shares in Q4 as per the terms of the notes with no additional gain or loss.

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

On April 2, 2020, the Company issued two convertible promissory notes of $550,000 for a total of $1,100,000. The notes matured on November 24, 2020, having an interest rate of 3% per annum and were convertible prior to maturity at $0.33 per share. These existing notes and accrued interest were rolled into a Senior Secured Convertible Promissory Note in an agreement signed September 14, 2020 and are now deemed to be cancelled. Prior to the notes being rolled into the Senior Secured Convertible Promissory Note, the Company had received $755,000. As of December 31, 2021, the Company received a further $65,000 for a total of $820,000 of the original notes. The funds received during 2021 were recognized as Other Income. Subsequent to the 2021 fiscal year end, the Company received a further $20,000 which is recognized as Other Income in Q1, 2022.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totalling $1,100,000 described above, the funding advanced October 1, 2020 and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (see Note 6). Each of the existing notes are deemed to be cancelled. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security.

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

On February 7, 2022, the Company issued a convertible promissory note in the amount of $55,000 bearing interest of 10% per annum with a maturity date of one year (February 7, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity.

On March 11, 2022, the Company issued a second convertible promissory note in the amount of $53,750 bearing interest of 10% per annum with a maturity date of one year (March 11, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity.

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

Compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment to January 2019. The loans bear interest at 4%. On October 1, 2020, some notes ($252,000) were amended to reflect a new maturity date of October 1, 2021, a change in interest rate to 6% and added a conversion feature leaving $60,000 as a note payable under the original conditions. Conversion price to be calculated using the 5-day VWAP preceding the conversion date and not to drop below $0.09. The company evaluated the notes for a beneficial conversion feature at the date of issuance and found a BCF totalling $103,600. During Q1 2021, $132,000 of these notes plus accrued interest were converted into 1,673,969 restricted stock as per the terms of the notes. As part of the restructuring completed March 31, 2021, a further $120,000 of these notes and accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations). Of the original amount of $312,000, $60,000 principal and accrued interest remains.

Compensation due to members of the executive management team in the amount of $1,261,596 was converted into convertible promissory notes on October 1, 2020, bearing interest of 6% per annum and are due October 1, 2021. The conversion price to be calculated using the 5-day VWAP preceding the conversion date and not to drop below $0.09. The company evaluated the notes for beneficial conversion feature at the date of issuance and found a BCF totalling $518,656. During Q1 2021, $611,635 of these notes plus accrued interest were converted into 6,933,353 restricted stock as per the terms of the notes. As part of the restructuring completed March 31, 2021, a further $649,961 principal and accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations).

Note 5: Notes Payable, Related Parties

The Company recorded interest expense for the amortization of the discount related party convertible notes in the amount of $155,138 for 2020 and the remaining amount of $467,118 in Q1 2021.

Promissory notes amounting to $28,796.73 are due and bear interest of 5% and are payable on demand. As part of the restructuring completed March 31, 2021, $11,980 of these notes and all corresponding accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations) and on May 13, 2021, $3,300 plus accrued interest was repaid leaving the principal balance of these promissory notes at $13,516 as of March 31, 2022.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short term basis with charging interest.

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

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023.

Note 7: Intellectual Property

On December 21, 2015, the Company, through its subsidiary, RWI, agreed to purchase the intangible assets of WWT/DRM, companies incorporated in Netherlands. WWT/DRM developed and exclusively owned all necessary know-how, patents, patent applications and technology allowing for the manufacture and commercial sale of water treatment and processing systems using renewable energy. This know-how and technology, at the time, was collectively known as the Dutch Rainmaker system. The resultant products remain the basis for the Company to deliver WaaS to its customers. The original purchase price in 2015 included stock and future royalty obligations based on sales of equipment. The Company evaluated the Intellectual Property for impairment as of December 31, 2020, and determined a full impairment was necessary. As part of the restructuring completed March 31, 2021, any obligation under the original agreements became the full responsibility of RHBV who, in turn, issued shares in RHBV to satisfy these obligations (see Note 17 on Discontinued Operations).

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

As part of the restructuring, Demonstration Equipment remains with RHBV and is included in assets of discontinued operations. See Note 17 for full details.

Note 9: Common Stock

Common Stock

As at December 31, 2021, the Company has authorized 200,000,000 common stock with $0.001 par value with 144,354,957 shares outstanding. At March 31, 2022, 144,354,957 shares are outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2020	139,580,934
Private placements	2,128,385
Conversion of convertible promissory notes	22,884,244
Shares cancelled	(20,238,606)
Balance, December 31, 2021	144,354,957
Balance, March 31, 2022	144,354,957

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

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $964,179 (2021: $906,947).

Refer to other related party payables in Notes 4 and 5.

The Company entered into an agreement regarding Royalties Payable in 2020, however, as part of the restructuring completed March 31, 2021, the Company no longer bears any responsibility for financial obligations under this agreement. See further discussion in Note 17.

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

On April 27, 2018, the Company located a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of March 31, 2022 (2021: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

Note 12: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

	Quarter ended March 31,	Year ended December 31,
	2022	2021
Finished Goods	$175,000	$175,000
Components	-	-
Total Inventory	$175,000	$175,000

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

There are no lease related assets and liabilities recorded on the Company’s consolidated balance sheet.

The lease expense for the period ended March 31, 2022 is nil (2021: $12,239).

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

Commencing July 3, 2017, in fulfilment of conditions contained in the share exchange agreement and other contracts, the Board authorized the grant of the following Options:

●	3,996,000 Options to four individuals who are officers and/or directors as compensation for the termination of certain RWI stock option rights; these options are fully vested, expire on July 2, 2022 and are exercisable at a price of $0.15 per Share;

●	8,625,000 Options to seven individuals who are officers and/or directors or contractual service providers; one third of these Options vested on July 3, 2017 while the balance vest monthly over a period of 24 months; they have a term of 5 years and are exercisable at a price of $0.15 per Share;

●	500,000 Options to a director; 100,000 of these Options vested on July 3, 2017 while the balance vest monthly over a period of 24 months; they have a term of 5 years and are exercisable at a price of $0.25 per Share;

●	1,300,000 Options to an officer; 150,000 of these options vested on October 10, 2017; 283,334 vested on January 13, 2018 and the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	200,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.15 per Share.

●	100,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.15 per Share.

●	1,000,000 Options to a contractual service provider; one third of these options vested on July 4, 2017; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	1,250,000 Options to a contractual service provider; 250,000 exercisable at $0.15 per Share (the “Initial Grant”) and 1,000,000 exercisable at $0.25 per Share (the “Second Grant”) both have a term of 5 years. One half of the Initial Grant (125,000) vested on January 15, 2018; the remaining (125,000) of the Initial Grant vest and are exercisable monthly, pro-rata over the 18-month period (6,945 per month) commencing January 15, 2018. One third of the Second Grant (333,333) vested and are exercisable on January 15, 2018; the remaining 666,667 from the Second Grant vest and are exercisable monthly, pro-rata over the 24-month period commencing January 15, 2018.

●	625,000 Options to the five members of the Company’s Strategic Advisory Board; vesting monthly commencing July 3, 2017 over a period of 24 months, have a 5 year term and are exercisable at a price of $0.40 per Share.

●	1,000,000 Options to a contractual service provider; 333,333 of these options vested on February 15, 2018; the balance vest monthly over a period of 24 months thereafter; they have a term of 5 years and are exercisable at a price of $0.25 per Share.

●	On February 15, 2018, the Board authorized the grant of 500,000 options to a newly appointed Director of the Board; 100,000 vested on February 15, 2018 with the remainder vesting monthly over a period of 24 months with a term of 5 years and exercisable at a price of $0.25 per Share.

●	On April 15, 2018, the Board authorized the grant of 500,000 options to a newly appointed Director of the Board; 100,000 vested on April 15, 2018 with the remainder vesting monthly over a period of 24 months with a term of 5 years and exercisable at a price of $0.25 per Share.

●	Effective September 30, 2019, the Board of Directors approved the immediate vesting of all remaining options resulting in the immediate recognition of the of the remaining option expense.

●	In January 2020, all holders of options agreed to waive their right to exercise the above options.

●	On January 22, 2020, the Company entered into a three-year consulting agreement with a third party for consulting and business development services. The contract includes 75,000,000 warrants as follows:

○	25,000,000 exercisable at $0.20 per warrant, effective January 22, 2020

○	25,000,000 exercisable at $0.30 per warrant, effective January 22, 2021

○	25,000,000 exercisable at $0.40 per warrant, effective January 22, 2022

On December 22, 2020, the Company terminated this agreement thereby cancelling the 2nd and 3rd warrant blocks. The first tranche of 25,000,000 remain in effect under the same conditions and expiring January 21, 2023. On May 10, 2022, a waiver was signed agreeing to waive rights to exercise until such time that there is sufficient number of authorized shares available. Special Meeting to be held June 29, 2022 to vote on increasing authorized shares.

●	On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 3,600,000 warrants with an exercise price of $0.20 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $0.10. As well, the Company granted an additional 500,000 warrants which vested immediately at an exercise price is $0.10. All expire December 31, 2025. On May 9, 2022, a waiver was signed agreeing to waive rights to exercise until such time that there is sufficient number of authorized shares available. Special Meeting to be held June 29, 2022 to vote on increasing authorized shares.

●	On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 13,500,000 warrants at an exercise price of $0.30 expiring October 1, 2023 and of 15,000,000 warrants at an exercise price of $0.15 expiring October 1, 2025. On May 9, 2022, a waiver was signed agreeing to waive rights to exercise until such time that there is sufficient number of authorized shares available. Special Meeting to be held June 29, 2022 to vote on increasing authorized shares.

●	On April 1, 2021, the Company granted 4,100,000 options as part of an amendment to an Executive Consultant’s contract; 125,000 options vest per month commencing April 1, 2021 with a term of 5 years and exercisable at a price of $0.10 per Share.

●	On December 20, 2021, the Company granted 1,000,000 options as compensation for two new Board Members. 100,000 options vested immediately for each of the two board members and the remaining options vest over maximum of two years, with a term of 5 years and exercisable at $0.10 per Share or with a 20% discount to market based on a 30-day VWAP if it falls below $0.10, not to go below $0.07 per share.

●	For the period ended December 31, 2021, the Company recorded a stock option expense of $62,249. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended March 31, 2022 the Company recorded stock option expense of $22,335.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2021	To Mar 31, 2022	To Mar 31, 2022	To Mar 31, 2022
59,008,334	62,700,000	59,633,334	3,066,666

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0646-$0.27
Exercise Price	$0.10-$0.30
Number of Options Granted	62,700,000
Dividend Yield	0%
Expected Volatility	129-363%
Weighted Average Risk-Free Interest Rate	.06-2.25%
Term (in years)	3-5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At March 31, 2022, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,571,286. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended March 31,	Year ended December 31,
	2022	2021

Net Loss	(209,724)	(2,725,464)
Add back:
Stock Compensation	22,335	62,249
Amortization of Debt Discount	-	467,118
Taxable Income	(187,389)	(2,196,097)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	39,352	461,180
Valuation Allowance	(39,352)	(461,180)
Net Deferred Asset	-	-

Note 16: Investments

None.

Note 17: Discontinued Operations

On March 30, 2021, the Company, including Rainmaker-Ontario, came to an agreement with Rainmaker Holland B.V. (“RHBV”), Dutch Rainmaker B.V. and Wind en Water Technologie Holding B.V. These companies were considered related parties on that date due to stock ownership of more than 10%. The parties agreed to an exchange of contractual obligations, debt owed, an exchange of shares in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. These initiatives were taken subsequent to the mutual decision among the parties to cancel the Sphere 3D Asset Purchase Agreement (see Note 1, “Merger with Sphere 3D”). After the termination of that agreement, the Company and RHBV decided to restructure to optimize and broaden access to capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions.

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

Note 18: Subsequent Events

The Company is holding a Special Meeting scheduled for Jun 29, 2022 to increase authorized capital as well as establishing preferred shares.

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

You should read the following discussion and analysis in conjunction with the audited financial statements, and the related footnotes thereto, appearing elsewhere in this Form 10-Q. In addition, we intend to use our media and investor section on our website (www.rainmakerww.com/category/investor-updates/), SEC filings and press releases to communicate with the public about Rainmaker, its services and other issues.

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

On July 15, 2020, Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would focus on WaaS. Rainmaker management would have assumed operational leadership of the combined entity. The transaction was subject to completion of an equity financing, or series of financings, for a minimum of US$15 million at a share price to be mutually agreed prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing was originally expected to occur prior to December 31, 2020, but was subject to extension to February 28, 2021, under certain circumstances if mutually agreed by the parties. As part of this process, Sphere 3D agreed to advance US$1.85 million to Rainmaker by way of a secured convertible note for Rainmaker to sustain multiple growth initiatives. The funds were used to fulfil recent contracts and expand its equipment production capacity. This note remains payable and is presented in RAKR’s financial statements. Due to various transactional and regulatory complications the agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

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

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $344,341, as of December 31, 2021. As of March 31, 2022, net assets were $341,784, reflecting the impact of restructuring on March 30, 2021 in connection with the previously held RHBV. The ultimate effect of the restructuring eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the quarter ended March 31, 2022, and the year ended December 31, 2021 and had net losses of $209,724 and $1,774,323 for the quarters ended March 31, 2022 and 2021, respectively. The losses incurred to March 31, 2022, consist of general and administrative expenses (70%) and interest expense net of other income (30%). The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2021 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended March 31, 2022 and 2021

Revenue

Revenue was $0 for the three months ended March 31, 2022, and March 31, 2021.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
General and administrative expense	$146,997	$855,135	$(708,138)	(82.8)%

Stock-based compensation expense included in general and administrative expense	$22,335	$-	$22,335	100.0%

General and administrative expenses, including stock-based compensation, for the three months ended March 31, 2022, decreased approximately $708,140, or 82.8%, compared to the same period in 2021. This decrease primarily relates to (1) a decrease of $605,000 in consulting fees, (2) marketing, advertising and promotion expense decreased by approximately $60,630, (3) general and administrative expenses decreased approximately $52,600, (4) stock option expense increased by approximately $22,330 and (5) rent expense decreased by $12,240 due to the reduction in our commitment of our office lease. Excluding stock-based compensation, general and administrative expenses decreased $730,473.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the date of this filing, the Company raised approximately $7.7 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercial ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of March 31, 2022 and March 31, 2021, the Company had an accumulated deficit of approximately $71 million and $70 million, respectively, and stockholders’ equity of approximately $(9) million and $(8) million, respectively. As of March 31, 2022, the Company had approximately $7 thousand in cash.

The Company recognizes the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangements.

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

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of March 31, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of March 31, 2022, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change since filing the 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable to smaller companies.

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

Rainmaker Worldwide Inc.

Date: May 16, 2022	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim Chief Financial Officer

