Form 10-Q
period 2022-06-30
Rainmaker Worldwide Inc.
filed 2022-08-15
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 11, 2022 was 145,731,104.

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) of Rainmaker Worldwide Inc. (the “Company”) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, these forward-looking statements can be identified by the use of such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or the negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our results of operations, financial condition, our available cash, liquidity, prospects, growth and strategies, impacts of the ongoing coronavirus (COVID-19) pandemic, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect our industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to the occurrence and timing of events or circumstances, many of which are beyond the control of the Company. As a result of these, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, they may not be predictive of results or developments in future periods.

Some of the material factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

●	the successful development and implementation of our sales and marketing campaigns;

●	the size and growth of the potential markets for our product and our ability to serve those markets;

●	regulatory developments in the United States and other countries;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to manufacture and the performance of third-party manufacturers;

●	our ability to identify license and collaboration partners and to maintain existing relationships; and

●	our ability to successfully implement our strategy.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021

Assets	(Unaudited)	(Audited)
Current Assets
Cash	$1,002	$4,337
Other receivables	48	4
Inventory	255,000	175,000
Prepaid expenses	10,002	5,000
Prepaid expenses – related parties	80,000	160,000
Total Current Assets	346,052	344,341

Total Assets	$346,052	$344,341

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$89,342	$101,804
Related party payables	1,063,089	906,947
Accrued liabilities	594,282	410,505
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable	116,950	8,200
Notes payable - related parties	83,597	95,419
Other loans payable	50,000	50,000
Total Current Liabilities	6,533,670	6,109,285

Long Term Payables
Convertible notes payable	3,105,897	3,105,897
Total Long Term Payables	3,105,897	3,105,897

Total Liabilities	$9,639,567	$9,215,182

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 and 200,000,000 authorized at June 30, 2022 and December 31, 2021; 144,354,957 outstanding at June 30, 2022 and December 31, 2021	$144,355	$144,355
Additional paid-in capital	61,730,830	61,686,839
Accumulated deficit	(71,482,904)	(70,997,053)
Accumulated other comprehensive income	314,204	295,018
Total Stockholders’ Equity (Deficit)	$(9,293,515)	$(8,870,841)
Total Liabilities and Stockholders’ Equity (Deficit)	$346,052	$344,341

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Three month	Three month	Six month	Six month
	June 30	June 30	June 30	June 30
	2022	2021	2022	2021
	(Unaudited)	(Unaudited	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Expenses
General and administrative expense	190,059	108,340	337,056	963,475
Total Expenses	190,059	108,340	337,056	963,475

Loss from Operations	(190,059)	(108,340)	(337,056)	(963,475)

Other income (expense)
Other income	-	40,000	20,000	40,000
Interest expense	(86,068)	(78,820)	(168,795)	(664,275)
Total other income (expense)	(86,068)	(38,820)	(148,795)	(624,275)

Loss from continuing operations	(276,127)	(147,160)	(485,851)	(1,587,750)

Discontinued operations:
Loss from operations of discontinued operations	-	-	-	(333,733)
Total discontinued operations	$-	$-	$-	$(333,733)

Net income (loss)	$(276,127)	$(147,160)	$(485,851)	$(1,921,483)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	36,139	20,905	19,186	(258,414)
Net income (loss) and comprehensive income (loss)	$(239,988)	$(126,255)	$(466,665)	$(2,179,897)

Net loss per share:
Basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	144,354,957	146,943,422	144,354,957	146,943,422

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit) (Unaudited)

						Accumulated
			Additional			other
	Number of		paid-in	Stock		comprehensive
	stock	Amount ($)	capital ($)	Payable	Deficit ($)	income ($)	Total
Balance, December 31, 2020	139,580,934	$139,581	$53,611,108	$75,000	$(68,271,589)	$9,153	$(14,436,747)

Private placements	2,000,000	2,000	73,000	(75,000)	-	-	-
Conversion of convertible promissory notes	22,884,244	22,885	1,679,775	-	-	-	1,702,660
Shares cancelled	(20,238,606)	(20,239)	(1,457,179)	-	-	-	(1,477,418)
Stock-based compensation	-	-	19,787	-	-	-	19,787
Disposition of discontinued operations	-	-	7,714,164	-	-	-	7,714,164
Foreign currency translation	-	-	-	-	-	259,366	259,366
Net gain (loss) for the quarter	-	-	-	-	(1,921,483)	-	(1,921,483)
Balance, June 30, 2021	144,226,572	$144,227	$61,640,655	$-	$(70,193,072)	$268,519	$(8,139,671)

						Accumulated
			Additional			other
	Number of		paid-in	Stock		comprehensive
	stock	Amount ($)	capital ($)	Payable	Deficit ($)	income ($)	Total

Balance, December 31, 2021	144,354,957	$144,355	$61,686,839	$-	$(70,997,053)	$295,018	$(8,870,841)

Stock-based compensation	-	-	43,991	-	-	-	43,991
Foreign currency translation	-	-	-	-	-	19,186	19,186
Net gain (loss) for the quarter	-	-	-	-	(485,851)	-	(485,851)
Balance, June 30, 2022	144,354,957	$144,355	$61,730,830	$-	$(71,482,904)	$314,204	$(9,293,515)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(485,851)	$(1,921,483)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	43,991	19,787
Other income	-	40,000
Change in operating assets and liabilities:
Accounts receivable	(44)	1,823
Inventory	-	(13,423)
Prepaid expenses	(5,002)	49,500
Accounts payable, related party payables and accrued liabilities	327,457	1,250,302
Customer deposits	-	(36,447)
Discontinued operations	-	475,281

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(119,449)	(134,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	-
CASH USED FOR INVESTING ACTIVITIES	-	-
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowed on debt	108,750	50,000
Borrowed on debt-related party	11,268	-
Repayments on debt-related party	(23,090)
Repayments on other loans payable	-	(3,300)

CASH PROVIDED BY FINANCING ACTIVITIES	96,928	46,700
Effect on Foreign Currency Exchange	19,186	(97,166)

NET INCREASE (DECREASE) IN CASH	(3,335)	(185,126)

CASH AT BEGINNING OF YEAR	4,337	192,578

CASH AT PERIOD END	$1,002	$7,452

NON-CASH TRANSACTIONS

Shares issued for conversion	-	1,702,659
Shares issued from stock payable	-	75,000
Conversion of AP to convertible notes payable	-	928,000
Receipts of prepaid inventory	80,000	-

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

As part of the asset restructuring that took place March 30, 2021, Rainmaker retains a 12% interest in RHBV which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula going forward by virtue of a long-term distribution agreement.

The Company will focus its future on the development of WaaS projects globally and has identified projects that are ready for deployment in Turks and Caicos and potentially other Caribbean and European locations. The global supply chain crisis has slowed down the delivery of equipment but we are breaking through those barriers in the coming weeks and months. Our business development activities are expected to yield more definitive agreements during 2022. WaaS involves the selling of produced (AW) or purified water (WW) on a per liter basis either in a bottle for drinking or in bulk for industrial and commercial services. This requires the Company to deliver its operational, maintenance, marketing and sales expertise in combination with local partners in most cases. These projects will often require working with complementary technology for post treatment of water, mineralization, bottling plant and energy companies. Business activities include the full integration of such technologies.

Reverse Merger

RWI was incorporated on July 21, 2014 under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017 in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger the Company originally traded on the OTC Pink Sheet under the trading symbol RAKR but since then become an SEC filing company and has up-listed to the OTCQB in 2022. This provides greater transparency for RAKR stockholders.

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

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $71,482,904 There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings to enable it to meet its operating needs including current and future sales orders. In addition, revenues are being forecasted at the operational level considering the imminent implementation of local JV-based WaaS agreements.

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

Embedded Conversion Features

Until December 31, 2021, the Company evaluated embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature did not require derivative treatment under ASC 815, the instrument was evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features. On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method and reviewed and calculated the impact on the outstanding financial instruments as of this adoption date concluding there was no impact.

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

The second source of revenue is through participation in WaaS partnerships. These partnerships will purchase the machines from the Company and the revenue is recognized in accordance with the corresponding rules. These partnerships will also generate revenue sharing as water is sold in accordance with the various agreements and that revenue is recognized in the period it is earned. The third source of revenue is in exchange for operating, maintenance and professional services to these joint ventures. That revenue is recognized in the period it is earned.

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

	June 30,
	2022	2021
Gross Profit
United States	-	-
Europe-discontinued operations	-	-
Canada	-	-
	$-	$-

Net Income (Loss)
United States	(469,780)	(1,554,786)
Europe-discontinued operations	-	(333,733)
Canada	(16,071)	(32,964)
	$(485,851)	$(1,921,483)

Assets
United States	345,919	684,639
Europe-discontinued operations	-	-
Canada	133	2,014
	$346,052	$686,653

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank and the Netherlands Deposit Guarantee Scheme (DGS) up to EUR100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of June 30, 2022, the Company had no cash equivalents.

Note 3: Convertible Notes Payable

On June 30, 2017, Gold and Silver Mining of Nevada, Inc. held unsecured, matured and past due convertible notes payable of $235,495. On the date of the Merger, these convertible notes payable amounts were recognized on the Company’s balance sheet. On July 3, 2017, $180,500 of the convertible notes payable was forgiven and recorded as debt forgiveness in the statement of operations.

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

See Subsequent Events for activity post June 30, 2022 for advances against the same agreement as the above to notes Feb 7, 2022 and March 11, 2022.

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

Compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment to January 2019. The loans bear interest at 4%. On October 1, 2020, some notes ($252,000) were amended to reflect a new maturity date of October 1, 2021, a change in interest rate to 6% and added a conversion feature leaving $60,000 as a note payable under the original conditions. Conversion price to be calculated using the 5-day VWAP preceding the conversion date and not to drop below $0.09. The company evaluated the notes for a beneficial conversion feature at the date of issuance and found a BCF totaling $103,600. During Q1 2021, $132,000 of these notes plus accrued interest were converted into 1,673,969 restricted stocks as per the terms of the notes. As part of the restructuring completed March 31, 2021, a further $120,000 of these notes and accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations). Of the original amount of $312,000, $60,000 principal and accrued interest remains.

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

Promissory notes amounting to $28,796.73 are due and bear interest of 5% and are payable on demand. As part of the restructuring completed March 31, 2021, $11,980 of these notes and all corresponding accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations) and on May 13, 2021, $3,300 plus accrued interest was repaid leaving the principal balance of these promissory notes at $13,516 as of June 30, 2022.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. As of June 30,2022, the Company owes this party $10,081.

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

Note 9: Common Stock

Common Stock

As at December 31, 2021, the Company had authorized 200,000,000 common stock with $0.001 par value with 144,354,957 shares issued and outstanding. Effective June 29, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the aggregate number of authorized shares to 501,000,000, of which 500,000,000 shares are to be common stock with a par value of $0.001 per share and 1,000,000 shares are to be preferred stock with a par value of $0.001 per share. On June 29, 2022, the Company held a Special Meeting of Stockholders that confirmed majority vote was achieved. Each share of the Company’s common stock was entitled to one vote per share. The matter voted upon and the results are set forth below. The Proposal presented: Increase in Authorized Shares and Establishment of Preferred shares. Stockholders approved an increase in the Company’s authorized common stock to 500,000,000 and the establishment of 1,000,000 preferred shares.

For	Against	Abstentions	Broker Non-Votes
78,263,619	1,051,137	305,787	0

At June 30, 2022, 144,354,957 common stock is issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2020	139,580,934
Private placements	2,128,385
Conversion of convertible promissory notes	22,884,244
Shares cancelled	(20,238,606)
Balance, December 31, 2021	144,354,957
Balance, June 30, 2022	144,354,957

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

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,063,089 (2021: $906,947).

Refer to other related party payables in Notes 4 and 5.

The Company entered into an agreement regarding Royalties Payable in 2020, however, as part of the restructuring completed March 31, 2021, the Company no longer bears any responsibility for financial obligations under this agreement. See further discussion in Note 17.

The Company has prepaid expenses to related parties in the amount of $80,000, paid to RHBV, for the purchase of one AW-GO25 machine.

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

On April 27, 2018, the Company located a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of June 30, 2022 (2021: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

Note 12: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

	Quarter ended June 30,	Year ended December 31,
	2022	2021
Finished Goods	$255,000	$175,000
Components	-	-
Total Inventory	$255,000	$175,000

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

The lease expense for the period ended June 30, 2022 is nil (2021: $12,428).

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

On December 22, 2020, the Company terminated this agreement thereby cancelling the 2nd and 3rd warrant blocks. The first tranche of 25,000,000 remain in effect under the same conditions and expiring January 21, 2023. On May 10, 2022, a waiver was signed agreeing to waive rights to exercise until such time that there is sufficient number of authorized shares available. Special Meeting to be held June 29, 2022 to vote on increasing authorized shares whereby the votes cast were in favor of increasing the authorized common stock which now accommodates the number of shares needed to satisfy this obligation. (See Note 9).

●	On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 3,600,000 warrants with an exercise price of $0.20 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $0.10. As well, the Company granted an additional 500,000 warrants which vested immediately at an exercise price is $0.10. All expire December 31, 2025. On May 9, 2022, a waiver was signed agreeing to waive rights to exercise until such time that there is sufficient number of authorized shares available. Special Meeting to be held June 29, 2022 to vote on increasing authorized shares whereby the votes cast were in favor of increasing the authorized common stock which now accommodates the number of shares needed to satisfy this obligation. (See Note 9).

●	On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 13,500,000 warrants at an exercise price of $0.30 expiring October 1, 2023 and of 15,000,000 warrants at an exercise price of $0.15 expiring October 1, 2025. On May 9, 2022, a waiver was signed agreeing to waive rights to exercise until such time that there is sufficient number of authorized shares available. Special Meeting to be held June 29, 2022 to vote on increasing authorized shares whereby the votes cast were in favor of increasing the authorized common stock which now accommodates the number of shares needed to satisfy this obligation. (See Note 9).

●	On April 1, 2021, the Company granted 4,100,000 options as part of an amendment to an Executive Consultant’s contract; 125,000 options vest per month commencing April 1, 2021 with a term of 5 years and exercisable at a price of $0.10 per Share.

●	On December 20, 2021, the Company granted 1,000,000 options as compensation for two new Board Members. 100,000 options vested immediately for each of the two board members and the remaining options vest over maximum of two years, with a term of 5 years and exercisable at $0.10 per Share or with a 20% discount to market based on a 30-day VWAP if it falls below $0.10, not to go below $0.07 per share.

●	For the period ended December 31, 2021, the Company recorded a stock option expense of $62,249. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended June 30, 2022, the Company recorded stock option expense of $43,991.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2021	To June 30, 2022	To June 30, 2022	To June 30, 2022
59,008,334	62,700,000	60,191,667	2,508,333

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0646-$0.27
Exercise Price	$0.10-$0.30
Number of Options Granted	62,700,000
Dividend Yield	0%
Expected Volatility	129-363%
Weighted Average Risk-Free Interest Rate	.06-2.25%
Term (in years)	3-5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At June 30, 2022, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,476,688. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended June 30,	Year ended December 31,
	2022	2021

Net Loss	(485,851)	(2,725,464)
Add back:
Stock Compensation	43,991	62,249
Amortization of Debt Discount	-	467,118
Taxable Income	(441,860)	(2,196,097)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	92,791	461,180
Valuation Allowance	(92,791)	(461,180)
Net Deferred Asset	-	-

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

Note 18: Subsequent Events

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5000 was issued to RHBV on July 7, 2022.

On June 28, 2022, the Company issued a second convertible promissory note in the amount of $64,250 bearing interest of 10% per annum with a maturity date of one year (June 28, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity. Agreement was signed on June 28th and ultimately funded on July 6, 2022.

On July 26, 2022, the Company issued a convertible promissory note in the amount of $35,000 bearing interest of 10% per annum with a maturity date of one year (July 26, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before the 180th day.

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda Water Treatment Systems (“MWTS”) whose primary operations reside in Ankara, Turkey. This JDA allows for reciprocal distribution rights for all of RAKR and MWTS’ combined technologies and fosters a long-term technological integration strategy between the two companies.

On August 9, 2022, the convertible promissory note dated February 7, 2022 in the amount of $55,000 was partially converted. $15,000 principal was converted into 1,376,147 shares leaving $40,000 principal remaining.

On August 10, 2022, the Compensation Committee agreed that the role of Executive Vice President (“EVP”) Finance will be filled by Kelly White and the role of Vice President (“VP”) Sales will be filled by Donald Hickey effective July 1, 2022.

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

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $344,341, as of December 31, 2021. As of June 30, 2022, net assets were $346,052, reflecting the impact of restructuring on March 30, 2021 in connection with the previously held RHBV. The ultimate effect of the restructuring eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the quarter ended June 30, 2022 and no revenue the year ended December 31, 2021 and had net losses of $485,851 and $1,921,483 for the quarters ended June 30, 2022 and 2021, respectively. The losses incurred to June 30, 2022, consist of general and administrative expenses (69%) and interest expense net of other income (31%). The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2021 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Current Projects

Representative existing projects reside within the Caribbean, Central America, Turks and Caicos and Europe.

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

Results of Operations for the Three Months ended June 30, 2022 and 2021

Revenue

Revenue was $9,997 and $0 for the three months ended June 30, 2022, and June 30, 2021.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the six months ended June 30, 2022 and June 30, 2021 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
General and administrative expense	$337,056	$963,475	$(626,419)	(65.0)%

Stock-based compensation expense included in general and administrative expense	$43,991	$19,788	$24,203	122.3%

General and administrative expenses, including stock-based compensation, for the six months ended June 30, 2022, decreased approximately $626,419, or 65.0%, compared to the same period in 2021. This decrease primarily relates to (1) a decrease of $602,365 in consulting fees, (2) marketing, advertising and promotion expense decreased by approximately $64,445, (3) general and administrative expenses increased approximately $27,000, (4) stock option expense increased by approximately $24,200 and (5) rent expense decreased by $12,428 due to the reduction in our commitment of our office lease. Excluding stock-based compensation, general and administrative expenses decreased $650,622.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage companies, our products have yet to generate significant revenue. As a result, we have historically suffered recurring losses and we do not have required cash resources to fully execute our business plans. However, we have approximately $255,000 in inventory we believe can be converted into revenue once logistics bottlenecks are opened up that may provide sufficient interim cash resources until such time as we may arrange a larger financing. Furthermore, once this inventory is delivered to the ultimate destination it should start to generate recurring revenue.

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the date of this filing, the Company raised approximately $7.7 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercial ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of June 30, 2022 and June 30, 2021, the Company had an accumulated deficit of approximately $71.5 million and $71 million, respectively, and stockholders’ equity of approximately $(9.3) million and $(8.9) million, respectively. As of June 30, 2022, the Company had approximately $1 thousand in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of June 30, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of June 30, 2022, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change since filing the 2022 first quarter 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2022, a convertible promissory note dated February 7, 2022 in the amount of $55,000 was partially converted. $15,000 principal was converted into 1,376,147 shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable to smaller companies.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Consulting Contract-VP Sales with Donald Hickey dated August 10, 2022

10.2	Consulting Contract-Executive VP Finance with Kelly White dated August 10, 2022

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: August 15, 2022	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim Chief Financial Officer

