Form 10-Q
period 2022-09-30
Rainmaker Worldwide Inc.
filed 2022-11-14
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 13, 2022 was 160,797,716.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$10,968	$4,337
Other receivables	5,138	4
Inventory	255,000	175,000
Prepaid expenses	27,884	5,000
Prepaid expenses – related parties	80,000	160,000
Total Current Assets	378,990	344,341

Total Assets	$378,990	$344,341

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$88,144	$101,804
Related party payables	1,143,145	906,947
Accrued liabilities	668,385	410,505
Customer deposits	119,883	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable net of discount of $65,787 and $0	129,663	8,200
Notes payable - related parties	83,597	95,419
Other loans payable	50,000	50,000
Derivative liabilities	57,344	-

Total Current Liabilities	6,764,071	6,109,285

Long Term Payables
Convertible notes payable	3,105,897	3,105,897
Total Long Term Payables	3,105,897	3,105,897

Total Liabilities	$9,869,968	$9,215,182

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 and 200,000,000 authorized at September 30, 2022 and December 31, 2021; 152,809,508 and 144,354,957 outstanding at September 30, 2022 and December 31, 2021	$152,810	$144,355
Additional paid-in capital	61,904,951	61,686,839
Accumulated deficit	(71,936,634)	(70,997,053)
Accumulated other comprehensive income	387,895	295,018
Total Stockholders’ Equity (Deficit)	$(9,490,978)	$(8,870,841)
Total Liabilities and Stockholders’ Equity (Deficit)	$378,990	$344,341

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Three month	Three month	Nine month	Nine month
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
	(Unaudited)	(Unaudited	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Expenses
General and administrative expense	309,462	184,204	646,518	1,147,679
Total Expenses	309,462	184,204	646,518	1,147,679

Loss from Operations	(309,462)	(184,204)	(646,518)	(1,147,679)

Other income (expense)
Other income	-	25,000	20,000	65,000
Interest expense	(89,650)	(82,226)	(258,445)	(746,501)
Amortization of debt discount	(62,810)	-	(62,810)	-
Change in derivative liabilities expense	8,192	-	8,192	-
Total other income (expense)	(144,268)	(57,226)	(293,063)	(681,501)

Loss from continuing operations	(453,730)	(241,430)	(939,581)	(1,829,180)

Discontinued operations:
Loss from operations of discontinued operations	-	-	-	(333,733)
Total discontinued operations	$-	$-	$-	$(333,733)

Net income (loss)	$(453,730)	$(241,430)	$(939,581)	$(2,162,913)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	73,691	(32,467)	92,877	(290,881)
Net income (loss) and comprehensive income (loss)	$(380,039)	$(273,897)	$(846,704)	$(2,453,794)

Net loss per share:
Basic and diluted	$(0.003)	$(0.002)	$(0.007)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	145,217,066	146,943,422	144,632,483	146,038,199

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit) (Unaudited)

						Accumulated
			Additional			other
	Number of stock	Amount ($)	paid-in capital ($)	Stock Payable	Deficit ($)	comprehensive income ($)	Total
Balance, December 31, 2020	139,580,934	$139,581	$53,611,108	$75,000	$(68,271,589)	$9,153	$(14,436,747)

Private placements	2,128,385	2,128	96,511	(75,000)	-	-	23,639
Conversion of convertible promissory notes	22,884,244	22,885	1,679,775	-	-	-	1,702,660
Shares cancelled	(20,238,606)	(20,239)	(1,457,179)	-	-	-	(1,477,418)
Stock-based compensation	-	-	19,787	-	-	-	19,787
Disposition of discontinued operations	-	-	7,714,164	-	-	-	7,714,164
Foreign currency translation	-	-	-	-	-	291,833	291,833
Net gain (loss) for the quarter	-	-	-	-	(2,162,913)	-	(2,162,913)
Balance, September 30, 2021	144,354,957	$144,355	$61,664,166	$-	$(70,434,502)	$300,986	$(8,324,995)

						Accumulated
			Additional			other
	Number of stock	Amount ($)	paid-in capital ($)	Stock Payable	Deficit ($)	comprehensive income ($)	Total

Balance, December 31, 2021	144,354,957	$144,355	$61,686,839	$-	$(70,997,053)	$295,018	$(8,870,841)

Conversion of convertible promissory notes	8,651,734	8,652	116,159	-	-	-	124,811
Shares cancelled	(197,183)	(197)	197	-	-	-	-
Stock-based compensation	-	-	101,756	-	-	-	101,756
Foreign currency translation	-	-	-	-	-	92,877	92,877
Net gain (loss) for the quarter	-	-	-	-	(939,581)	-	(939,581)
Balance, September 30, 2022	152,809,508	$152,810	$61,904,951	$-	$(71,936,634)	$387,895	$(9,490,978)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(939,581)	$(2,162,913)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	101,756	39,574
Other income	-	65,000
Change in fair value of derivative liabilities	(8,192)	-
Discount amortization	62,810	-
Change in operating assets and liabilities:
Accounts receivable	(5,134)	1,823
Inventory	-	(13,423)
Prepaid expenses	(22,884)	61,997
Accounts payable, related party payables and accrued liabilities	483,168	1,415,605
Customer deposits	7,383	(36,447)
Discontinued operations	-	475,281

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(320,674)	(153,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	-
CASH USED FOR INVESTING ACTIVITIES	-	-
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	3,852
Borrowed on convertible debt	246,250	-
Borrowed on debt	-	50,396
Borrowed on debt-related party	11,268	-
Repayments on debt-related party	(23,090)	-
Repayments on other loans payable	-	(3,300)

CASH PROVIDED BY FINANCING ACTIVITIES	234,428	50,948
Effect on Foreign Currency Exchange	92,877	(64,699)

NET INCREASE (DECREASE) IN CASH	6,631	(167,254)

CASH AT BEGINNING OF YEAR	4,337	192,578

CASH AT PERIOD END	$10,968	$25,324

NON-CASH TRANSACTIONS

Shares issued for conversion	124,811	1,702,659
Shares issued from stock payable	-	75,000
Conversion of AP to convertible notes payable	-	928,000
Receipts of prepaid inventory	80,000	-
Share cancellation	197	-
Initial derivative discount	117,597	-

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

The Company is focusing on projects primarily in North and Central America and the Caribbean. Our business development activities are expected to yield more definitive agreements during 2022. This requires the Company to deliver its operational, maintenance, marketing and sales expertise in combination with local partners in most cases. These projects will often require working with complementary technology for post treatment of water, mineralization, bottling plant and energy companies. Business activities include the full integration of such technologies.

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

The Merger Agreement was adjusted to become an asset purchase agreement January 3, 2021 and was ultimately terminated on February 12, 2021 and announced publicly.

Joint Development Agreement

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda Water Treatment Systems (“MWTS”) whose primary operations reside in Ankara, Turkey. This JDA allows for reciprocal distribution rights for all of RAKR and MWTS’ combined technologies and fosters a long-term technological integration strategy between the two companies.

Subsequent to the quarter end, on October 5, 2022, the Company entered into a Memorandum of Understanding (the “MOU”) with Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) to formalize the mutual intention to integrate the two firms at both strategic and operating levels. This is a non-binding agreement allowing for standard due diligence to take place before the creation of, and, agreement to definitive agreements. There can be no assurance that the parties will reach a definitive agreement.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $71,936,634. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings to enable it to meet its operating needs including current and future sales orders. In addition, revenues are being forecasted at the operational level.

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

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of discontinued operations and the subsidiary located outside of the United States are measured in their functional currency: Rainmaker Worldwide Inc. (Ontario) reports in Canadian dollars and Rainmaker Holland B.V. (discontinued operations, March 30, 2021) reports in Euros. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average annual exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income in the consolidated balance sheets.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company uses a Monte Carlo simulation model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

	September 30,
	2022	2021
Gross Profit
United States	-	-
Europe-discontinued operations	-	-
Canada	-	-
	$-	$-

Net Income (Loss)
United States	(866,102)	(1,771,085)
Europe-discontinued operations	-	(333,733)
Canada	(73,479)	(58,095)
	$(939,581)	$(2,162,913)

Assets
United States	378,866	691,954
Europe-discontinued operations	-	-
Canada	124	74
	$378,990	$692,028

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

Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the year. The Company has options, debentures and other potentially dilutive instruments extending to the latest date of July 1, 2027.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank and the Netherlands Deposit Guarantee Scheme (DGS) up to EUR100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of September 30, 2022, the Company had no cash equivalents.

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

The following summarizes the above notes including notes forgiven:

●	Original note of $24,500 – the $24,500 was forgiven on July 3, 2017.

●	Original note of $100,000 with interest at 15% p.a. - $75,000 of these notes was forgiven on July 3, 2017. The remaining $25,000 was held by three different parties in the following amounts: $8,200, $8,750 and $8,050.

●	Original note of $90,000 with interest at 15% p.a. - $81,000 of these notes was forgiven on July 3, 2017.

●	Original note of $20,995 with interest at 15% p.a. – this note was settled on January 31, 2018 in exchange for 50,000 shares of stock at $0.42 per stock (See Note 11).

●	All of the above notes were convertible at $0.001 per stock.

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

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 described above, the funding advanced October 1, 2020 and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (see Note 7). Each of the existing notes are deemed to be cancelled. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security.

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

On February 7, 2022, the Company issued a convertible promissory note in the amount of $55,000 bearing interest of 10% per annum with a maturity date of one year (February 7, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity. During the Q3, 2022 period, the investor fully converted this note including accrued interest of $2750 into 6,109,361 common shares. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On March 11, 2022, the Company issued a second convertible promissory note in the amount of $53,750 bearing interest of 10% per annum with a maturity date of one year (March 11, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity. During the Q3, 2022 period, the investor partially converted this note ($15,000) into 2,542,373 common shares leaving the balance of the note available for conversion of $38,750. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On June 28, 2022, the Company issued a convertible promissory note in the amount of $64,250 bearing interest of 10% per annum with a maturity date of one year (June 28, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity. Agreement was signed on June 28th and ultimately funded on July 6, 2022. This note had an Original Issue Discount of $4,250 and as of September 30, 2022, $1,095 amortized.

On July 26, 2022, the Company issued a convertible promissory note in the amount of $35,000 bearing interest of 10% per annum with a maturity date of one year (July 26, 2023) and has the option to convert into shares of Common Stock any time following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $2,500 and as of September 30, 2022, $452 amortized.

On September 12, 2022, the Company issued a convertible promissory note in the amount of $49,250 bearing interest of 10% per annum with a maturity date of one year (September 12, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $4,250 and as of September 30, 2022, $210 amortized.

Note 4: Derivative Liabilities

The convertible debt issued February 7, 2022, March 11, 2022 and July 26, 2022 became eligible for conversion on August 6, 2022, September 7, 2022 and July 26, 2022 respectively. The Company engaged a third-party consultant to determine the fair value of the convertible notes. The subsequent evaluation determined that the notes should be accounted for as derivative liabilities upon the date they became convertible due to the variable conversion price included in each note based on Financial Accounting Standards Board (“FASB”) guidance. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. The Monte Carlo simulation model with a risk-free interest rate of ranging from 2.77% to 3.75%, volatility ranging from 134.4% to 179.5%, trading prices ranging from $0.0090 per share to $0.0220 per share and a conversion price ranging from $0.0062 to $0.0109 per share. The total derivative liabilities associated with these notes were $57,344 at September 30, 2022 and $0 at September 30, 2021. The Company’s debt discount relating to these convertible notes amounted to $56,544 at September 30, 2022 and the Company recorded interest expense for the amortization of the discount in the amount of $61,053 at September 30, 2022. The Company recorded a change in the value of embedded derivative liabilities expense of $8,192 for the three months ended September 30, 2022.

Derivative liabilities (fair value)

Beginning Balance	$-
Change due to Issuances	117,597
Change due to Conversions	(52,061)
Market-to-market	(8,192)
Ending Balance	$57,344

Note 5: Convertible Notes Payable, Related Parties

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

Note 6: Notes Payable, Related Parties

The Company recorded interest expense for the amortization of the discount related party convertible notes in the amount of $155,138 for 2020 and the remaining amount of $467,118 in Q1 2021.

Promissory notes amounting to $28,796.73 are due and bear interest of 5% and are payable on demand. As part of the restructuring completed March 31, 2021, $11,980 of these notes and all corresponding accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations) and on May 13, 2021, $3,300 plus accrued interest was repaid leaving the principal balance of these promissory notes at $13,516 as of September 30, 2022.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. As of September 30,2022, the Company owes this party $10,081.

Note 7: Other Loans Payable

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

Note 8: Intellectual Property

On December 21, 2015, the Company, through its subsidiary, RWI, agreed to purchase the intangible assets of WWT/DRM, companies incorporated in Netherlands. WWT/DRM developed and exclusively owned all necessary know-how, patents, patent applications and technology allowing for the manufacture and commercial sale of water treatment and processing systems using renewable energy. This know-how and technology, at the time, was collectively known as the Dutch Rainmaker system. The resultant products remain the basis for the Company to deliver WaaS to its customers. The original purchase price in 2015 included stock and future royalty obligations based on sales of equipment. The Company evaluated the Intellectual Property for impairment as of December 31, 2020, and determined a full impairment was necessary. As part of the restructuring completed March 31, 2021, any obligation under the original agreements became the full responsibility of RHBV who, in turn, issued shares in RHBV to satisfy these obligations (see Note 18 on Discontinued Operations).

Note 9: Property and Equipment

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

As part of the restructuring, Demonstration Equipment remains with RHBV and is included in assets of discontinued operations. See Note 18 for full details.

Note 10: Common Stock

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

For	Against	Abstentions	Broker Non-Votes
78,263,619	1,051,137	305,787	0

At September 30, 2022, 152,809,508 common stock is issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2020	139,580,934
Private placements	2,128,385
Conversion of convertible promissory notes	22,884,244
Shares cancelled	(20,238,606)
Balance, December 31, 2021	144,354,957
Balance, June 30, 2022	144,354,957
Conversion of convertible promissory notes	8,651,734
Shares cancelled	(197,183)
Balance, September 30, 2022	152,809,508

On February 8 & 9, 2021, the Company issued a total of 8,607,322 restricted shares upon conversion of promissory notes. (See Note 5 for details).

On March 4, 2021, the Company issued a total of 14,276,922 restricted shares as settlement of various debts. (See Note 3 for details).

On March 31, 2021, as part of the restructuring agreement, 20,238,606 shares were returned to the Company and subsequently cancelled.

On September 8, 2021, the Company sold 128,385 shares for total proceeds of $3,852.

On August 9, 2022, the Company issued 1,376,147 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

On August 16, 2022, the Company issued 1,834,862 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

On September 1, 2022 (effective June 13, 2022), 197,183 shares were rescinded by a shareholder.

On September 6, 2022, the Company issued 1,648,352 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

On September 12, 2022, the Company issued 1,250,000 shares completing the full conversion of a convertible promissory note including accrued interest of $2750. (See Note 3 for details).

On September 20, 2022, the Company issued 2,542,373 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

Note 11: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,143,145 (2021: $816,497).

Refer to other related party payables in Notes 4 and 5.

The Company entered into an agreement regarding Royalties Payable in 2020, however, as part of the restructuring completed March 31, 2021, the Company no longer bears any responsibility for financial obligations under this agreement. See further discussion in Note 18.

The Company has prepaid expenses to related parties in the amount of $80,000, paid to RHBV, for the purchase of one AW-GO25 machine.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5000 was issued to RHBV on July 7, 2022.

Note 12: Commitments and Contingencies

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

On April 27, 2018, the Company located a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of September 30, 2022 (2021: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

Note 13: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis.

	Quarter ended September 30,	Year ended December 31,
	2022	2021
Finished Goods	$255,000	$175,000
Components	-	-
Total Inventory	$255,000	$175,000

Note 14: Leases

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

The lease expense for the period ended September 30, 2022 is nil (2021: $12,428).

Note 15: Stock Option Plan

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

●	On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 3,600,000 warrants with an exercise price of $0.20 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $0.10. As well, the Company granted an additional 500,000 warrants which vested immediately at an exercise price is $0.10. All expire December 31, 2025.

●	On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 13,500,000 warrants at an exercise price of $0.30 expiring October 1, 2023 and of 15,000,000 warrants at an exercise price of $0.15 expiring October 1, 2025.

●	On April 1, 2021, the Company granted 4,100,000 options as part of an amendment to an Executive Consultant’s contract; 125,000 options vest per month commencing April 1, 2021 with a term of 5 years and exercisable at a price of $0.10 per Share.

●	On December 20, 2021, the Company granted 1,000,000 options as compensation for two new Board Members. 100,000 options vested immediately for each of the two board members and the remaining options vest over maximum of two years, with a term of 5 years and exercisable at $0.10 per Share or with a 20% discount to market based on a 30-day VWAP if it falls below $0.10, not to go below $0.07 per share.

●	Effective July 1, 2022, the Company granted 1,500,000 options as compensation to the newly filled position, VP Sales and 2,500,000 to the newly filled position, Executive VP Finance. 640,000 and 500,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $0.10 per Share.

●	For the period ended December 31, 2021, the Company recorded a stock option expense of $62,249. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended September 30, 2022, the Company recorded stock option expense of $113,771.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2021	To Sept 30, 2022	To Sept 30, 2022	To Sept 30, 2022
59,008,334	66,700,000	62,471,667	4,228,333

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0172-$0.271
Exercise Price	$0.10-$0.30
Number of Options Granted	66,700,000
Dividend Yield	0%
Expected Volatility	115-363%
Weighted Average Risk-Free Interest Rate	.06-2.88%
Term (in years)	2.75-5

Note 16: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At September 30, 2022, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,546,650. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended September 30,	Year ended December 31,
	2022	2021

Net Loss	(939,581)	(2,725,464)
Add back:
Stock Compensation	101,756	62,249
Amortization of Debt Discount	62,810	467,118
Taxable Income	(775,015)	(2,196,097)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	162,753	461,180
Valuation Allowance	(162,753)	(461,180)
Net Deferred Asset	-	-

Note 17: Investments

None.

Note 18: Discontinued Operations

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

Note 19: Subsequent Events

On October 5, 2022, the Company entered into a Memorandum of Understanding (the “MOU”) with Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) to formalize the mutual intention to integrate the two firms at both strategic and operating levels. This is a non-binding agreement allowing for standard due diligence to take place before the creation of, and, agreement to definitive agreements. There can be no assurance that the parties will reach a definitive agreement.

On October 6, 2022, the convertible promissory note dated March 11, 2022 in the amount of $53,750 was partially converted. This second partial conversion was in the amount of $15,000 principal and was converted into 3,000,000 shares leaving $23,750 principal remaining.

On October 24, 2022, the convertible promissory note dated March 11, 2022 in the amount of $53,750 was partially converted and is now fully converted. This last partial conversion was in the amount of $23,750 principal plus $2,687.50 accrued interest and was converted into 4,988,208.

On October 25, 2022, the Company issued a second convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (October 25, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity.

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

In the Caribbean, locations have been identified and operating plans defined. We have an AW machine being tested in the Netherlands and expect delivery by Q4 2022. Specifically, locations have been identified and operating plans defined for Turks and Caicos.

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $344,341, as of December 31, 2021. As of September 30, 2022, net assets were $378,990, reflecting the impact of restructuring on March 30, 2021 in connection with the previously held RHBV. The ultimate effect of the restructuring eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the quarter ended September 30, 2022 and no revenue the year ended December 31, 2021 and had net losses of $975,633 and $2,162,913 for the quarters ended September 30, 2022 and 2021, respectively. The losses incurred to September 30, 2022, consist of general and administrative expenses (69%) and interest expense net of other income (31%). The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2021 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended September 30, 2022 and 2021

Revenue

Revenue was $0 and $0 for the three months ended September 30, 2022, and September 30, 2021.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
General and administrative expense	$646,518	$1,147,679	$(499,404)	(43.7)%

Stock-based compensation expense included in general and administrative expense	$101,756	$39,576	$62,180	157.1%

General and administrative expenses, including stock-based compensation, for the nine months ended September 30, 2022, decreased approximately $501,161, or 43.7%, compared to the same period in 2021. This decrease primarily relates to (1) a decrease of $559,365 in consulting fees, (2) marketing, advertising and promotion expense decreased by approximately $64,031, (3) general and administrative expenses increased approximately $67,247, (4) stock option expense increased by approximately $62,179 and (5) rent expense decreased by $12,385 due to the reduction in our commitment of our office lease and finally, (6) travel expense has increased by $5,195 due to lifting of Covid-19 restrictions. Excluding stock-based compensation, general and administrative expenses decreased $563,341.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the date of this filing, the Company raised approximately $7.96 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercial ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of September 30, 2022 and September 30, 2021, the Company had an accumulated deficit of approximately $72 million and $70.4 million, respectively, and stockholders’ equity of approximately $(9.5) million and $(8.3) million, respectively. As of September 30, 2022, the Company had approximately $11 thousand in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements.

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

See Note 2 to our consolidated financial statements for a discussion of our significant accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2022, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of September 30, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of September 30, 2022, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our CEO and EVP Finance, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

On August 16, 2022, the Company issued shares upon a partial conversion of the February 7, 2022 convertible promissory note. $20,000 principal was converted into 1,834,862 shares.

On September 6, 2022, the Company issued shares upon a partial conversion of the February 7, 2022 convertible promissory note. $15,000 principal was converted into 1,648,352 shares.

On September 12, 2022, the Company issued shares completing the full conversion of the February 7, 2022 convertible promissory note including accrued interest. $5,000 principal plus accrued interest of $2750 was converted into 1,250,000 shares.

On September 20, 2022, a convertible promissory note dated March 11, 2022 in the amount of $53,750 was partially converted. $15,000 principal was converted into 2,542,373 shares.

On October 6, 2022, the Company issued shares upon a partial conversion of the March 11, 2022 convertible promissory note. $15,000 principal was converted into 3,000,000 shares leaving a principal balance of $23,750.

On October 24, 2022, the Company issued shares upon a partial conversion of the March 11, 2022 convertible promissory note. This final partial conversion was in the amount of $23,750 principal plus $2,687.50 accrued interest and was converted into 4,988,208 shares. This note is now fully converted.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable to smaller companies.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Issuance of Convertible Promissory Note

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: November 14, 2022	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

