Form 10-K
period 2022-12-31
Rainmaker Worldwide Inc.
filed 2023-04-19
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 000-56311

Rainmaker Worldwide Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

(877) 334-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting common equity held by non-affiliates was approximately $373,226 based on the closing bid price and asked price of $0.028 of the registrant’s common stock on the OTCQB.

The registrant had 246,383,669 shares of common stock, par value $0.001 per share, outstanding as of April 18, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This annual report on Form 10-K (“Form 10-K”) of Rainmaker Worldwide Inc. (the “Company”) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, these forward-looking statements can be identified by the use of such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or the negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, our available cash, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect our industry or us.

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

Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario Corporation, was formed in Peterborough, Ontario, Canada on July 21, 2014, under the Ontario Business Corporations Act to finance and commercialize patented technology and to consolidate the assets, intellectual property, and executive management expertise of Dutch Rainmaker B.V. (“DRM”). RWI is a wholly owned subsidiary of the Company. DRM was originally started by Piet Oosterling as a technology company focused on delivering decentralized water solutions to water scarce regions in the world. In his lifetime, Mr. Oosterling wrote and commercialized over 400 patents. His wealth of knowledge and expertise continues to inspire and guide the Company’s executive management team and policy.

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

As a result of the incomplete Sphere 3D transaction, on March 31, 2021, the Company, including RWI, entered into a business agreement with RHBV, DRM and Wind en Water Technologie Holding B.V. (“WWT”). These companies were considered related parties on that date by virtue of stock ownership exceeding 10%. The parties agreed to an exchange of contractual obligations, debt owed, and shares of common stock in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. The Company and RHBV decided to restructure in order to optimize business operations and broaden access to the capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions. The Company retains a 12% ownership stake in RHBV. RAKR retains access to the technology based on a cost-plus formula.

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

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $344,341, as of December 31, 2021. As of December 31, 2022, net assets were $43,038, reflecting the impact of restructuring in connection with the previously held RHBV. The ultimate effect of the restructuring eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the years ending December 31, 2022 and 2021 and had net losses of $1,837,611 and $2,725,464 for the years ended December 31, 2022 and 2021, respectively. A large proportion of the 2021 losses relate to uncustomary expenses associated with the restructuring ($467,118 amortization of debt discount and non-recurring consultancy expenses of $587,500 as well as losses from equity investments ($112,000) and write-down of inventory ($219,701)). The losses associated with discontinued operations ($333,733) are not expected to reoccur in future years. The total of these expense categories is $1,720,052 or 63.1% of the net loss. The losses in 2022 have been reduced by 33% compared to 2021. The 2022 losses are driven by operating expenses, the first important component being the cost associated with maintaining the Company’s listing and current filing status with the SEC. The second component is consulting expenses including stock option expenses which incorporate derivative liabilities for warrants, the majority of which remains on the balance sheet as related party payables. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. Due to a lack of sales, a review of the inventory required that it be fully impaired at December 31, 2023 which amounted to $335,000 of the 2022 losses. The Company still plans to sell the inventory and if successful will report according to US GAAP. The Company’s auditor’s report for 2022 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic.

As a global corporation the economic effects within the Company’s environment were substantial and there are still lingering economic impacts globally. In global markets, disruptions in supply chains and increases in related costs have had a real impact on our ability to deliver projects. Measures being introduced at various levels of government to curtail the spread of the virus (such as travel restrictions, closures of non-essential municipal and private operations, imposition of quarantines and social distancing) had a material impact on the Company’s operations. The extent of the impact of this outbreak and related containment measures on the Company’s operations cannot be reliably estimated at this time but at the same time the impact has been significant since the declaration of the pandemic three years ago. For the Company, it was particularly disruptive because of limitations on our business development and engineering experts to travel and implement projects. As global operations have recently become more open, we have begun reopening our connections with distributors to deliver products to market.

Products and Services

Overview

Across the world, fresh water is unevenly distributed. Many regions are desperately under-served, including North Africa, the Middle East, India, Mexico, large portions of South America, and various island geographies.

Fundamentally, the Company’s solutions are based on deploying technology with the following attributes to ensure low-cost delivery and Company profitability:

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

Cost Information

Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter including, bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. The market for distilled water supported in part by WW-based technology, which is essential to more specialized industrial or commercial activities, is expected to increase margins significantly.

Business Model

The RAKR business model typically begins with the identification of a trusted local partner. When applicable, the next step is to enter into JV structures, which maximize value to all stakeholder-parties. The Rainmaker delivery systems are to be installed by entering into contracts with local third-party experts that are typically Heating, Ventilation and Air Conditioning (“HVAC”) experts.

In addition, over the course of the past year, we have been developing partnerships with highly experienced developers of complementary technology. That gives RAKR the ability to have a more comprehensive product set when proposing solutions to communities, developers and commercial entities. The most significant agreement to date is with Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”).

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda whose primary manufacturing operations reside in Ankara, Turkey. This JDA allows for reciprocal distribution rights for all of RAKR and Miranda’s combined technologies and fosters a long-term technological integration strategy between the two companies. They have been delivering systems for more than ten years across 40 countries globally. As a result, their global experience in invaluable to Rainmaker and Rainmaker shareholders.

On October 5, 2022, the Company entered into a Memorandum of Understanding (the “MOU”) with Miranda to formalize the mutual intention to integrate the two firms at both strategic and operating levels. This was a non-binding agreement allowing for standard due diligence to take place before the creation of definitive agreements. The MOU was renewed on March 21, 2023 and will remain in force until May 30, 2023. There can be no assurance that the parties will reach a definitive agreement.

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

Potential Improvements

Potential improvements and related applications that we are pursuing or plan to pursue include seeking more strategic and technology-based partnerships with complementary technology and business development companies to expand our global reach and service offering.

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

We also have suppliers of complementary technology that we expect to be delivering in 2023 to diversify the Rainmaker business model. Complementary and supplemental technology (i.e., bottling, pre-post wastewater treatment, mineralization solutions, and renewable energy) – suppliers are global, abundant, and highly competitive so as to ensure the lowest cost per liter. See Business Model in Item 7.

Competition

The Rainmaker business model that will deliver potable water at the source of demand is uniquely positioned to address alternative competitive models. We believe that competitive models, while relevant and plausible alternatives, will not ultimately fully support the global level of demand for water at a reasonable price per liter. In virtue of our current affiliations, we believe we have a cost per liter competitive advantage. Accordingly, on a global basis, we do not believe competitive conditions will thwart our ability to produce long-term, corporate value or significantly diminish our financial results in the near term. However, other companies with sufficiently greater resources may develop competing products and have an advantage over us based on the relative size.

Government Subsidies and Incentives

While RAKR is not currently pursuing subsidies and incentives, we believe that over time such programs will be applicable to the Company, and we will pursue them in due course.

Over time, RAKR will seek subsidies and incentives through its deployment of technology in underserved countries and particular communities within countries. One example is First Nations in Canada where there is an ongoing and desperate shortage of safe drinkable and general-purpose water.

Intellectual Property

We have indirect access to considerable intellectual property assets as a consequence of our partial ownership of and various partnerships with RHBV. We believe that this allows us to maintain an edge in the competitive process from a technology and economic cost perspective.

Company Executive and Consulting Resources

The direct Executives of RAKR are represented by Michael O’Connor, Director, Executive Chairman and CEO and Kelly White, EVP of Finance. These resources are sourced through consulting agreements.

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

The Company has recently commercialized its business to deploy its technologies using AW and WW and partner products and services. Consequently, the Company has limited operating history and an unproven marketing and sales strategy. Our primary activities to date, prior to restructuring in Q1 2021, have been the research and development of intellectual property and technology assets and identifying prospective global clients that management believes would operationalize our technologies. As such, we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and investment prospects difficult. The Company’s success is dependent upon the successful development and implementation of suitable water projects and establishing its water production technology capabilities in a variety of complex environmental crises worldwide. Any future success that we might achieve will depend upon various factors, including factors beyond our control that cannot be predicted at this time. These factors may include but are not limited to:

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

Our independent registered public accounting firm’s opinion on our Fiscal 2022 financial statements has a “going concern” explanatory paragraph. Such an opinion may make parties reluctant to extend trade credit to us or raise capital and thereby make it more difficult for us to conduct our business operations. In addition, such an opinion from the independent registered public accounting firm may also make third parties reluctant to do business with us or to invest funds in our company, thereby raising difficulties for us in the conduct of our business.

Relatively new to commercialization, the Company is unable to predict future revenues which makes an evaluation of its business speculative.

Because of the Company’s current business focus, lack of operating history, early-stage marketing strategy, its ability to accurately forecast revenues is difficult. Future variables to the Company’s strategy are related to the market for water itself; the price of water in international markets; and the creation and maintenance of a significant and reliable customer base. To the extent we are unsuccessful in establishing our business strategy and generating revenues, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue-generating activities, either of which could have a material adverse effect in our business, results of operations, and overall financial condition.

RAKR expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses, which could delay or prevent RAKR from achieving profitability.

As our business grows and expands, RAKR expects to have substantial planned expenses in order to facilitate and maintain strategic distribution channels and key relationships. We expect our cost of revenues, business development, marketing, sales, operational, general, and administrative expenses to continue to increase. If revenues do not increase to correspond with these increased expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow, and overall financial condition.

If the Company fails to raise additional external capital to fund its business growth and project development, the Company’s business could fail. We anticipate the need for significant amounts of financial capital to meet the needs of the Company. The Company will attempt to raise such funds through the future issuance of stock or debt instruments in the capital markets. However, there is no assurance that we will be successful in raising sufficient additional capital, and there can be no assurance that external financing will be available to us. If adequate funds are unavailable or unavailable on acceptable terms, our ability to fund the Company’s marketing and sales efforts, global projects, potential expenditures in relation to strategic opportunities, and possible corporate responses to existing or unexpected competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business and overall financial condition.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain rights to the rights of new investors or creditors.

We expect to raise additional funds by engaging in equity and/or debt financing transactions if capital providers supply the desired amount of financial capital on the basis of terms we believe reasonable to provide for working capital needs, finance the acquisition of capital assets, and carry out business development efforts in the best interest of existing shareholders. Any sales of additional equity and/or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company. Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow before there would be any return to investors. Since 2017, no stock issuances have held such preferential rights. On June 29, 2022 the Company increased its authorized capital to 500,000,000 and established one million preferred shares none of which have been issued to date.

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

The Company’s business strategy is to commercialize our technologies that management believes may have significant humanitarian and commercial application, thereby effecting corporate value for the benefit of equity holders. The Company’s business strategy includes developing a global marketing and sales network, and there is no assurance that we will be able to successfully identify and/or develop commercial partners for our products. In addition, even if we identify and/or develop commercial partners, distributors, and/or JVs, the time and cost of developing these relationships or otherwise obtaining local permits and guidelines, may exceed our expectations, or, when developed, the amount of water available may fall significantly short of expectations, which may provide a lower return on investment or a loss to the Company.

We have a limited customer base and network of distribution partners.

During the past year we have entered into various discussions with international partners, distributors, and agents that are prepared to deploy our technologies. Nonetheless, we have not yet established a significant customer base. While we believe our projects will have a significant impact on global water markets, and, as a result, reflect positively on the Company’s performance, an inability to attract customers and/or an incapacity to deliver our projects in a timely and cost-effective manner would have an adverse effect on our potential revenues from and growth of our business.

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

The technology we decide to deploy may require certifications before being deployed in certain global territories.

The technology we use to deploy may require certain certifications before being implemented in certain international territories. For example, in the case of the United States our deployed technology must be certified by the United States Environmental Protection Agency, under the Safe Drinking Water Act (“SDWA”) to meet certain standards in order to be certified for use in large government projects. While the technology expected to be deployed by the Company is certified in certain territories, there is no assurance as to if and/or when such certifications will be obtained in new territories we are expecting to enter and sell into. Supplemental technologies – bottling, mineralization and pre-post treatment — will be chosen only if they have already been certified.

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

The competition in AW and WW technology is limited. Until recently, smaller remote on-site solutions have not been cost-competitive compared to alternatives, but that has changed. At the present time, we are aware of other companies that produce AW and/or WW technologies. To the extent that future technological advance in the market results in pricing pressures, and the possibility that that will affect the Company’s ability to increase its market share, we may face an adverse effect on our business, operating results, and overall financial condition. At such time, the Company will consider its technological options accordingly.

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

A significant number of the Company’s outstanding shares remain with resale restrictions however we have 175,185,072 (71.1%) shares in the public float.

The shares of the Company’s common stock issued in the 2017 were issued and designated as “restricted” or “control” shares as defined in Rule 144 under the Securities Act and are subject to resale restrictions. Consequently, these shares were not able to be freely sold at the time unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. As of April 12, 2023, approximately 175,185,072 shares of the Company’s common stock, held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. This represents approximately 71.1% of the total issued and outstanding shares of stock. While this remains a risk factor the number of shareholders and the percent of tradeable shares suggest a functioning market for the Company’s shares.

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

There is currently an active trading market for our common stock, which is quoted and traded on the OTCQB. The OTC is not a listing service or exchange but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions, and other factors. In addition, stock markets have from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of development stage companies such as Rainmaker, which may adversely affect the market price of our common stock in a material manner. Rainmaker is no exception and has recently experienced very high volumes and the adverse negative effects of aggressive short sellers in the market for RAKR common stock. As a result, the share price as of April 15, 2023, is less than $0.01 which could, if not rectified, means RAKR will return to the OTC Pink. Executives are exploring all options to cure the situation.

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

The Company has access to its corporate offices at 271 Brock Street, Peterborough, Ontario Canada K9H 2P8 and its main corporate telephone number is (877) 334-3820. In the previous two and a half years we have operated from home offices and continue to do so and will use the Corporate Offices on an as needed basis.

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

Our common stock is quoted on the OTCQB under the symbol “RAKR”. The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB
Quarter Ended	High*	Low*
December 31, 2022	$0.007	$0.0035
September 30, 2022	$0.0099	$0.009
June 30, 2022	$0.031	$0.024
March 31, 2022	$0.0204	$0.0171
December 31, 2021	$0.0483	$0.0149
September 30, 2021	$0.07	$0.0323
June 30, 2021	$0.089	$0.0331
March 31, 2021	$0.128	$0.0551
*Source: yahoo!finance Historical Data

Quotations reflect inter dealer prices, without retail mark up, markdown or commissions and may not represent actual transactions.

(b)	Holders

The number of holders of record of RAKR common stock at the time of filing was approximately 4,153. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number stockholders represented by the record holders.

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

On July 1, 2022, the Company granted 1,500,000 options to new VP Sales with an exercise price of $0.10 and a 5-year term with 640,000 vesting immediately and the balance equally vesting over one year. At the same time, the Company granted 2,500,000 options to an executive with an exercise price of $0.10 and a 5-year term with 500,000 vesting immediately and the balance vesting equally over one year.

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

Overview

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017 in a reverse merger. We are currently developing projects in various locations around the globe using RAKR and partner technologies. We are implementing these projects using proprietary technology of our former subsidiary based in the Netherlands, Rainmaker Holland B.V. (“RHBV”). The Company retains a 12% ownership stake in RHBV. RAKR retains access to the technology based on a cost-plus formula.

Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario Corporation, was formed in Peterborough, Ontario, Canada on July 21, 2014, under the Ontario Business Corporations Act to finance and commercialize patented technology and to consolidate the assets, intellectual property, and executive management expertise of Dutch Rainmaker B.V. (“DRM”). RWI is a wholly owned subsidiary of the Company. DRM was originally started by Piet Oosterling as a technology company focused on delivering decentralized water solutions to water scarce regions in the world. In his lifetime, Mr. Oosterling wrote and commercialized over 400 patents. His wealth of knowledge and expertise continues to inspire and guide the Company’s executive management team and policy.

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

On July 15, 2020, Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would have focused on “WaaS”. Rainmaker management would have assumed operational leadership of the combined entity. The agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

As a result of the incomplete Sphere 3D transaction, on March 31, 2021, the Company, including RWI, entered into a business agreement with RHBV, DRM and Wind en Water Technologie Holding B.V. (“WWT”). These companies were considered related parties on that date by virtue of stock ownership exceeding 10%. The parties agreed to an exchange of contractual obligations, debt owed, and shares of common stock in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. The Company and RHBV decided to restructure in order to optimize business operations and broaden access to the capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions. The Company retains a 12% ownership stake in RHBV. RAKR retains access to the technology based on a cost-plus formula.

The Company is based in Peterborough, Ontario, Canada. The Company will utilize two main types of energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technologies can be wind driven, solar based, or can use conventional power sources, such as grid or generator. It is deployable anywhere and leaves no carbon trace if renewable resources are deployed.

The Company’s current and ongoing focus is to use the two Rainmaker technologies discussed above or other complementary technologies acquired or licensed by the Company. This focus shall be administered by forming joint venture partnerships (“JV”). In most if not all cases, RAKR expects to have ownership stakes in JVs. Ownership percentages will typically be determined by the relative contribution of the stakeholders.

In the Caribbean, locations have been identified and operating plans defined. We have an AW machine being tested in the Netherlands and expect delivery by Q3 2023. Specifically, locations have been identified and operating plans defined for various locations.

The Company has generated no revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $43,038 as of December 31, 2022. As of December 31, 2021, net assets were $344,341, reflecting the impact of restructuring in connection with the previously held RHBV. The ultimate effect of the restructuring has eliminated $2,958,497 in debt, which we believe will aid us in facilitating the future expected financing needs of the Company. Furthermore, 20,238,606 shares of common stock were returned to the corporate treasury in exchange for the cancelation of royalty agreements and all obligations therein.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the years ending December 31, 2022 and 2021 and had net losses of $1,837,611 and $2,725,464 for the years ended December 31, 2022 and 2021, respectively. A large proportion of the 2021 losses relate to uncustomary expenses associated with the restructuring ($467,118 amortization of debt discount and non-recurring consultancy expenses of $587,500) as well as losses from equity investments ($112,000) and write-down of inventory ($219,701)). The losses associated with discontinued operations ($333,733) are not expected to reoccur in future years. The total of these expense categories is $1,720,052 or 63.1%. of the net loss. The losses in 2022 have been reduced by 33% compared to 2021. The 2022 losses are driven by operating expenses, the first important component being the cost associated with maintaining the Company’s listing and current filing status with the SEC. The second component is consulting expenses including stock option expenses which incorporate derivative liabilities for warrants, the majority of which remains on the balance sheet as related party payables. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. Due to a lack of sales, a review of the inventory required that it be fully impaired at December 31, 2023 which amounted to $335,000 of the 2022 losses. The Company still plans to sell the inventory and if successful will report according to US GAAP. The Company’s auditor’s report for 2022 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic.

As a global corporation the economic effects within the Company’s environment were substantial and there are still lingering economic impacts globally. In global markets, disruptions in supply chains and increases in related costs have had a real impact on our ability to deliver projects. Measures being introduced at various levels of government to curtail the spread of the virus (such as travel restrictions, closures of non-essential municipal and private operations, imposition of quarantines and social distancing) had a material impact on the Company’s operations. The extent of the impact of this outbreak and related containment measures on the Company’s operations cannot be reliably estimated at this time but at the same time the impact has been significant since the declaration of the pandemic three years ago. For the Company, it was particularly disruptive because of limitations on our business development and engineering experts to travel and implement projects. As global operations have recently become more open, we have begun reopening our connections with distributors to deliver products to market.

Products and Services

Overview

Across the world, fresh water is unevenly distributed. Many regions are desperately under-served, including North Africa, the Middle East, India, Mexico, large portions of South America, and various island geographies.

Fundamentally, our solutions are based on deploying technology with the following attributes to ensure low-cost delivery and Company profitability:

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

Cost Information

Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter including, bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. The market for distilled water supported in part by WW-based technology, which is essential to more specialized industrial or commercial activities, is expected to increase margins significantly.

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

Business Model

The RAKR business model typically begins with the identification of a trusted local partner. When applicable, the next step is to enter into JV structures, which maximize value to all stakeholder-parties. The Rainmaker delivery systems are to be installed by entering into contracts with local third-party experts that are typically Heating, Ventilation and Air Conditioning (“HVAC”) experts.

In addition, over the course of the past year, we have been developing partnerships with highly experienced developers of complementary technology. That gives RAKR the ability to have a more comprehensive product set when proposing solutions to communities, developers and commercial entities. The most significant agreement to date is with Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”).

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda whose primary manufacturing operations reside in Ankara, Turkey. This JDA allows for reciprocal distribution rights for all of RAKR and Miranda’s combined technologies and fosters a long-term technological integration strategy between the two companies. They have been delivering systems for more than ten years across 40 countries globally. As a result, their global experience in invaluable to Rainmaker and Rainmaker shareholders.

On October 5, 2022, the Company entered into a Memorandum of Understanding (the “MOU”) with Miranda to formalize the mutual intention to integrate the two firms at both strategic and operating levels. This was a non-binding agreement allowing for standard due diligence to take place before the creation of definitive agreements. The MOU was renewed on March 21, 2023 and will remain in force until May 30, 2023. There can be no assurance that the parties will reach a definitive agreement.

Potential Improvements

Potential improvements and related applications that we are pursuing or plan to pursue include seeking more strategic and technology-based partnerships with complementary technology and business development companies to expand our global reach and service offering.

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

We also have suppliers of complementary technology that we expect to be delivering in 2023 to diversify the Rainmaker business model. Complementary and supplemental technology (i.e., bottling, pre-post wastewater treatment, mineralization solutions, and renewable energy) – suppliers are global, abundant, and highly competitive so as to ensure the lowest cost per liter.

Competition

The Rainmaker business model that will deliver potable water at the source of demand is uniquely positioned to address alternative competitive models. We believe that competitive models, while relevant and plausible alternatives, will not ultimately fully support the global level of demand for water at a reasonable price per liter. In virtue of our current affiliations, we believe we have a cost per liter competitive advantage. Accordingly, on a global basis, we do not believe competitive conditions will thwart our ability to produce long-term, corporate value or significantly diminish our financial results in the near term. However, other companies with sufficiently greater resources may develop competing products and have an advantage over us based on the relative size.

Government Subsidies and Incentives

While RAKR is not currently pursuing subsidies and incentives, we believe that over time such programs will be applicable to the Company, and we will pursue them in due course.

Over time, RAKR will seek subsidies and incentives through its deployment of technology in underserved countries and particular communities within countries. One example is First Nations in Canada where there is an ongoing and desperate shortage of safe drinkable and general-purpose water.

Intellectual Property

We have indirect access to considerable intellectual property assets as a consequence of our partial ownership of and various partnerships with RHBV. We believe that this allows us to maintain an edge in the competitive process from a technology and economic cost perspective.

Results of Operations for the Years ended December 31, 2022 and 2021

Revenue

Revenue was $0 for the years ended December 31, 2022 and December 31, 2021.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the years ended December 31, 2022 and December 31, 2021 were as follows (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
General and administrative expense	$1,514	$1,516	$(2)	(0.1)%

Stock-based compensation expense included in general and administrative expense	$410	$62	$348	561.3%

General and administrative expenses, including stock-based compensation, for the year ended December 31, 2022 decreased $1,829, compared to the same period in 2021. This minor decrease primarily relates to (1) a decrease of $519,000 in consulting fees, (2) marketing and advertising decreased $17,273, and (3) rent expense reduced by $12,364 due to the reduction in our commitment of our office lease. These decreases were offset by the following increases to expense categories; stock-based compensation increased $347,922, general and administrative expenses increased $194,210 due to the impairment of inventory at December 31, 2022 ($335,000) and travel $4,676). Excluding stock-based compensation, general and administrative expenses decreased $349,751

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage companies, our products have yet to generate revenue. As a result, we have historically suffered recurring losses and we do not have required cash resources to fully execute our business plans. However, we have completed the assembly of three machines, which, after a review for impairment at December 31, 2023, have been removed from inventory. We believe these machines can be converted into cash flow and will be appropriately reflected under US GAAP at such time as they are transferred to prospective clients.

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the fiscal year end date December 31, 2022, the Company raised approximately $8 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercial ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of December 31, 2022 and December 31, 2021, the Company had an accumulated deficit of approximately $73 million and $71 million, respectively, and stockholders’ equity of approximately $(10.3) and $(8.9) million, respectively. As of December 31, 2022, the Company had approximately $7 thousand in cash.

The Company recognizes the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2022, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2022, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.

During the 2022 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in the aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

July 1, 2022 Kelly White received a promotion to Executive Vice President of Finance. Ms. White holds a BSc. in Mathematics and Economics from Trent University. She has over 30 years of experience in finance, accounting, administration and general management.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael O’Connor	CEO* and Executive Chairman	56	July 21, 2014
James Ross	Non-Executive Director	65	December 20, 2021
Dr. Mamdouh Shoukri	Non-Executive Director	75	December 20, 2021
Kelly White	Executive Vice President of Finance	55	July 1, 2022

*Mr. O’Connor maintained the Executive Chairman role since 2014 and for a short period of time he hired a CEO to assist him in negotiations for the Sphere 3D merger. When that merger agreement was terminated, Mr. O’Connor resumed his role as CEO.

Business Experience

The following is a brief account of the education and business experience of the executive officers and directors.

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

Kelly White – Executive Vice President of Finance

Ms. White has been the VP of Operations & Finance at Rainmaker since 2015 and has more than 30 years of experience in finance and administration. On July 1, 2022 she assumed the role of Executive Vice President of Finance. Prior to joining Rainmaker, she was a partner in Larchwood Management Partners, a finance, business and strategic advisory consultancy in the telecommunications, utility and water sectors. Over her career she has performed core financial and corporate infrastructure functions and provided business planning and budgeting services for various companies in manufacturing, retail, financial services, telecommunications, media and consumer products.

White has orchestrated many business start-ups across Canada and managed all of the financial and administration and functions of those businesses. She has been an active community volunteer supporting many local sports and community organizations.

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

Audit Committee

In December 2021, the Board created an Audit Committee, in conjunction with nominating two new independent directors to the Company’s Board. The group has convened informally on many occasions to discuss the contents of this document and the financial statements. The Committee will meet formally as part of this 10-K filing process. The meeting will set out the Committee’s charter and will provide the framework for additional governance and oversight of the internal control over finance reporting. It will work alongside the board of directors as a whole which participates in the review of financial statements and disclosure. The audit committee members are James Ross (chair), Dr. Mamdouh Shoukri and Michael O’Connor. James Ross qualifies as an audit committee financial expert and is independent under applicable SEC standards.

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

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards	Option Awards (A)	All Other Compensation	Total

Michael O’Connor(1)	2022		$210,000	-	-	-	-	$210,000
	2021		$210,000	-	-	-	-	$210,000

Michael Skinner(2)	2022		N/A	-	-	-	-	N/A
Chief Executive Officer	2021		$275,000	-	-	-	-	$275,000

Kelly White (3)	2022		$93,000	-	-	$69,870	-	$162,870
Executive VP Finance	2021	(4)	N/A					N/A

(A)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718
[1]	Michael O’Connor was appointed as the Company’s Chief Executive Officer and Executive Chairman July 2017 for Rainmaker Worldwide Inc. post RTO.
[2]	Michael Skinner was appointed as the Company’s Chief Executive Officer January 21, 2020-January 20, 2021. The fair market value of the options awarded to Mr. Skinner was $779,771.
[3]	Kelly White was appointed Executive Vice President of Finance July 1, 2022. Salary reflects July 1st start date and end date of December 31, 2022. Formerly VP Finance since 2015. Options Awards are calculated on the same basis, i.e., from the point where Ms. White was nominated to her current position.
[4]	Ms. White was not an executive officer in 2021

Other Agreements

None.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End For Each Named Officer
Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael O’Connor	-	-	-	-	-
Kelly White (exp.date’26)	2,625,000	1,475,000	-	0.10	2026
Kelly White (exp.date’27)	1,500,000	1,000,000	-	0.10	2027

Equity Awards

None.

Director Compensation

In 2021 each of the Company’s Directors were granted 500,000 options, 1,000,000 in total. At December 31, 2021, 283,334 of their options had vested. A further 533,333 for a total of 816,667 had vested at December 31, 2022 with a further 183,333 to vest in 2023. Mr. O’Connor did not receive any compensation for services as director for the year ended December 31, 2022 or December 31, 2021. The independent members of the Compensation Committee will determine his director’s compensation for 2023 and beyond.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 12, 2023, the Registrant had 246,383,669 shares of common stock issued.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2023:

● each person that is known by us to beneficially own more than 5% of our common stock;

● each of our directors;

● each of our executive officers and significant employees; and

● all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of April 12, 2023. Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 246,383,669 shares outstanding as of April 12, 2023. The address for those individuals for which an address is not otherwise provided is c/o Rainmaker Worldwide Inc., 271 Brock Street, Peterborough, ON K9H 2P8 Canada. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address of Beneficial Owner	Number	Percent of Class Outstanding

James Ross, Director	666,667	0.27%
Dr. Mamdouh Shoukri, Director	416,673	0.17%
Michael O’Connor, CEO and Executive Chairman (1)	7,132,139	2.89%
Kelly White, EVP Finance (2)	9,438,805	3.74%
Executive officers, directors and significant employees as a group (4 persons directly above)	17,654,284	6.97%

(1)(2)	Shares and options held by individual and respective corporations in each case.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the compensation described above in Item 11 Executive Compensation, there are no related party transactions.

Director Independence

We currently act with three directors, Michael O’Connor, James Ross and Dr. Mamdouh Shoukri. Mr. Ross and Dr. Shoukri both qualify as an “independent director”.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,
	2022	2021
	$	$
Audit Fees	20,000	16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	14,779	16,250
Total	34,779	32,250

Fees for the year ended December 31, 2021 relate to M&K CPAS, PLLC, the Company’s auditor. The portion of fees for the year ended December 31, 2022 relating to M&K CPAS, PLLC is $32,250 and the balance is for fees billed by Inclusive Accounting. Inclusive Accounting is a Canadian CPA firm that filed taxes for RWI in Ontario.

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

RAINMAKER WORLDWIDE INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rainmaker Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rainmaker Worldwide, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred continuing net losses from operations and has a significant accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 4, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Firm ID 2738

Houston, TX April 19, 2023

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	December 31	December 31
	2022	2021

Assets
Current Assets
Cash	$7,130	$4,337
Other receivables	5,527	4
Inventory	-	175,000
Prepaid expenses	30,381	5,000
Prepaid expenses – related parties	-	160,000
Total Current Assets	43,038	344,341

Total Assets	$43,038	$344,341

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$147,345	$101,804
Related party payables	1,261,984	906,947
Accrued liabilities	783,118	410,505
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable, net of discount of $328,501 and $0	2,978,347	8,200
Notes payable - related parties	83,598	95,419
Other loans payable	50,000	50,000
Derivative liabilities	502,611	-
Total Current Liabilities	10,343,413	6,109,285

Long Term Payables
Convertible notes payable	-	3,105,897

Total Long Term Payables	-	3,105,897

Total Liabilities	$10,343,413	$9,215,182

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 and 200,000,000 authorized at Dec 31, 2022 and 2021 respectively; 160,797,716 and 144,354,957 outstanding at December 31, 2022 and December 31, 2021, respectively	$160,798	$144,355
Additional paid-in capital	62,000,842	61,686,839

Accumulated deficit	(72,834,664)	(70,997,053)
Accumulated other comprehensive income	372,649	295,018
Total Stockholders’ Equity (Deficit)	$(10,300,375)	$(8,870,841)
Total Liabilities and Stockholders’ Equity (Deficit)	$43,038	$344,341

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2022	2021

Revenue	$-	$-

Expenses
General and administrative expense	1,513,896	1,515,725
Total Expenses	1,513,896	1,515,725

Loss from Operations	(1,513,896)	(1,515,725)

Other income (expense)
Other income	20,000	65,000
Interest expense	(348,267)	(829,006)
Amortization of debt discount	(252,373)	-
Change in derivative liabilities expense	256,925	-
Total other income (expense)	(323,715)	(764,006)

Loss from continuing operations	(1,837,611)	(2,279,731)

Loss from equity investments	-	(112,000)

Discontinued operations:
Loss from operations of discontinued operations	-	(333,733)
Total discontinued operations	-	(333,733)

Net income (loss)	$(1,837,611)	$(2,725,464)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	77,631	285,865

Net income (loss) and comprehensive income (loss)	$(1,759,980)	$(2,439,599)

Net loss per share:
Basic and diluted	$(0.012)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	148,725,194	145,614,282

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit)

	Number of stock	Amount ($)	Additional paid-in capital ($)	Stock Payable	Deficit ($)	Accumulated other comprehensive income ($)	Total
Balance, December 31, 2020	139,580,934	$139,581	$53,611,108	$75,000	$(68,271,589)	$9,153	$(14,436,747)

Private placements	2,128,385	2,128	76,723	(75,000)	-	-	3,851
Conversion of convertible promissory notes	22,884,244	22,885	1,679,775	-	-	-	1,702,660
Shares cancelled	(20,238,606)	(20,239)	(1,457,179)	-	-	-	(1,477,418)
Stock-based compensation			62,248				62,248
Disposition of discontinued operations	-	-	7,714,164	-	-	-	7,714,164
Foreign currency translation	-	-	-	-	-	285,865	285,865
Net gain (loss) for the year	-	-	-	-	(2,725,464)	-	(2,725,464)
Balance, December 31, 2021	144,354,957	$144,355	$61,686,839	$-	$(70,997,053)	$295,018	$(8,870,841)

Conversion of convertible promissory notes	16,639,942	16,640	177,314	-	-	-	193,954
Shares cancelled	(197,183)	(197)	197	-	-	-	-
Stock-based compensation			136,492				136,492
Foreign currency translation	-	-	-	-	-	77,631	77,631
Net gain (loss) for the year	-	-	-	-	(1,837,611)	-	(1,837,611)
Balance, December 31, 2022	160,797,716	$160,798	$62,000,842	$-	$(72,834,664)	$372,649	$(10,300,375)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(1,837,611)	$(2,725,464)
Adjustments to reconcile net income to net cash used for operating activities:
Stock-based compensation	136,492	62,248
Derivative expense – warrants	273,679	-
Loss from equity investments	-	112,000
Other income	-	65,000
Impairment expense	335,000	-
Discount amortization	252,373	-
Change in fair value of derivative liabilities	(256,925)	-
Change in operating assets and liabilities:
Accounts receivable	(5,523)	1,819
Inventory	-	206,278
Prepaid expenses, prepaid expenses related parties	(25,381)	57,000
Accounts payable, related party payables and accrued liabilities	778,629	1,592,258
Customer deposits	-	(36,447)
Discontinued operations	-	475,281

CASH USED FOR OPERATING ACTIVITIES	(349,267)	(190,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	-
CASH USED FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	3,852
Borrowed on convertible debt	286,250	-
Borrowed on debt	-	50,000
Borrowed on debt related party	11,269	21,903
Repayments on other loans payable	(23,090)	(3,300)

CASH PROVIDED BY FINANCING ACTIVITIES	274,429	72,455
Effect on Foreign Currency Exchange	77,631	(70,669)

NET INCREASE (DECREASE) IN CASH	2,793	(188,241)

CASH AT BEGINNING OF YEAR	4,337	192,578

CASH AT PERIOD END	$7,130	$4,337

NON-CASH TRANSACTIONS

Shares issued for conversion	193,954	1,702,659
Shares issued from stock payable	-	75,000
Conversion of AP to convertible notes payable	-	928,000
Receipts of prepaid inventory	160,000	-
Share cancellation	197	-
Initial derivative discount	565,623	-

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

As part of the asset restructuring completed March 31, 2021, Rainmaker retained a 12% interest in Rainmaker Holland B.V. (“RHBV”) which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula.

Reverse Merger

RWI was incorporated on July 21, 2014 under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017 in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger, the Company traded on the OTC Pink, but, as of March 17, 2022, the Company now trades on the OTCQB continuing to trade under the symbol, RAKR.

Merger with Sphere 3D

On July 15, 2020 Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would have focused on “WaaS”. Rainmaker management would have assumed operational leadership of the combined entity. The agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

As a result of the incomplete Sphere 3D transaction, on March 31, 2021, the Company, including RWI, entered into a business agreement with RHBV, DRM and Wind en Water Technologie Holding B.V. (“WWT”). These companies were considered related parties on that date by virtue of stock ownership exceeding 10%. The parties agreed to an exchange of contractual obligations, debt owed, and shares of common stock in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. The Company and RHBV decided to restructure in order to optimize business operations and broaden access to the capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions. The Company retains a 12% ownership stake in RHBV. RAKR retains access to the technology based on a cost-plus formula.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $72,834,664. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Intangible Assets

The Company acquired intellectual property including know-how and patents in the December 2015 Asset Purchase Agreement whereby Rainmaker Worldwide Inc. (Ontario) purchased the assets of Dutch Rainmaker B.V. (“DRM”) and Wind En Water Technologie Holding B.V. (“WWT”). Commencing January 2016, the Company has amortized the patents and know-how using the average life expectancy of the patents which is 14 years. As discussed in Note 18 (Discontinued Operations), these intangible assets were a part of the restructuring agreement and are no longer reflected on the RAKR balance sheet.

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

The Company will have two sources of revenue. The first is through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and the initial down payment is received. Each transaction price is established in the signed contract. Unearned revenue is recognized upon receipt of the down payment for the system. The revenue is recognized once title of the system transfers to the customer. The nature of the business of equipment sales implies there is only one performance obligation which is delivery of the product to the customer. Our contracts outline each party’s rights and obligations including the terms and timing of payments. The second source of revenue is in exchange for operating, maintenance and professional services associated with joint ventures. That revenue is recognized in the period it is earned.

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

Asset Retirement Obligation

As of the date of this filing, we hold no assets that are subject to ASC 410, Asset Retirement and Environmental Obligations. In the case that such requirements are needed, the Company will follow ACS 410. The liability is accreted each period over the maximum term of the contractual agreements. The Company records the offsetting asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciates that cost over the maximum term of the contractual agreements.

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

	December 31	December 31
	2022	2021
Gross Profit
United States	-	-
Europe-discontinued operations	-	-
Canada	-	-
	$-	$-

Net Loss
United States	1,773,375	2,671,315
Europe-discontinued operations	-	-
Canada	64,236	54,149
	$1,837,611	$2,725,464

Assets
United States	42,627	344,263
Europe-discontinued operations	-	-
Canada	411	78
	$43,038	$344,341

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

Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the year. All potentially dilutive shares are anti-dilutive due the Company’s net loss. The Company has options, debentures and other potentially dilutive instruments extending to the latest date of July 1, 2027.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD$100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of December 31, 2022, the Company had no cash equivalents.

Customer Deposits

The typical arrangement for customer deposits for purchases of Company products is 50% down at the time of ordering.  The Company records the deposit as a current liability reflecting the obligation to provide the goods or services to the customer or to return the money. When the Company earns the deposit amount, the current liability will be debited, and sales revenues will be credited.

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

As a result of the above conversions, there are $8,200 in convertible notes remaining that came into the Company through the July 3, 2017 merger. On July 26, 2022, this note required derivative treatment which resulted in a debt discount of $8,200 which was subsequently fully amortized to interest expense on December 31, 2022.

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

On April 2, 2020, the Company issued two convertible promissory notes of $550,000 for a total of $1,100,000. The notes matured on November 24, 2020, having an interest rate of 3% per annum and were convertible prior to maturity at $0.33 per share. These existing notes and accrued interest were rolled into a Senior Secured Convertible Promissory Note in an agreement signed September 14, 2020, and are now deemed to be cancelled. Prior to the notes being rolled into the Senior Secured Convertible Promissory Note, the Company had received $755,000. As of December 31, 2021, the Company received a further $65,000 for a total of $820,000 of the original notes. The funds received during 2021 were recognized as Other Income. Subsequent to the 2021 fiscal year end, the Company received a further $20,000 which was recognized as Other Income in Q1, 2022.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1) described above, and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2) (see Note 7). Each of these existing notes, (1) and (2), are deemed to be cancelled and are replaced by the remaining note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On July 26, 2022, this note required derivative treatment which resulted a debt discount of $389,342 and $134,447 was amortized to interest expense on December 31, 2022.

On February 22, 2021, to settle accounts payables due to various entities, the Company issued Convertible Promissory Notes totaling $928,000 bearing interest of 6% per annum with a maturity date of February 22, 2022, and convertible into shares of Common Stock equal to 70% of the 30-day VWAP preceding the conversion date with a floor price of $0.065. On March 4, 2021, these notes were converted into 14,276,922 Common Shares at $0.065 which was within the terms of the note and therefore no gain or loss needed to be recognized.

On February 7, 2022, the Company issued a convertible promissory note in the amount of $55,000 bearing interest of 10% per annum with a maturity date of one year (February 7, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity. During the Q3, 2022 period, the lender fully converted this note including accrued interest of $2,750 into 6,109,361 common shares. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On March 11, 2022, the Company issued a second convertible promissory note in the amount of $53,750 bearing interest of 10% per annum with a maturity date of one year (March 11, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity. During the Q3, 2022 period, the lender partially converted this note ($15,000) into 2,542,373 common shares leaving the balance of the note available for conversion of $38,750. During Q4, 2022 the lender converted the balance of the note ($38,750) and accrued interest ($2687.50) into 7,988,208 common shares and is now fully converted. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On June 28, 2022, the Company issued a convertible promissory note in the amount of $64,250 bearing interest of 10% per annum with a maturity date of one year (June 28, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity. Agreement was signed on June 28th and ultimately funded on July 6, 2022. This note had an Original Issue Discount of $4,250 and as of December 31, 2022, $2,073 amortized.

On July 26, 2022, the Company issued a convertible promissory note in the amount of $35,000 bearing interest of 10% per annum with a maturity date of one year (July 26, 2023) and has the option to convert into shares of Common Stock any time following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $2,500 and as of December 31, 2022, $1,075 amortized.

On September 12, 2022, the Company issued a convertible promissory note in the amount of $49,250 bearing interest of 10% per annum with a maturity date of one year (September 12, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $4,250 and as of December 31, 2022, $1,281 amortized.

On October 25, 2022, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (October 25, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $4,250 and as of December 31, 2022, $1,071 amortized.

Note 4: Derivative Liabilities

Derivative liabilities – Convertible Notes

In Q3, 2022, the convertible debt issued February 7, 2022, March 11, 2022 and July 26, 2022 became eligible for conversion on August 6, 2022, September 7, 2022 and July 26, 2022 respectively. During Q4, 2022, the convertible debt issued June 28, 2022 became eligible for conversion on December 25, 2022. The Company engaged a third-party consultant to determine the fair value of the convertible notes. The subsequent evaluation determined that the notes should be accounted for as derivative liabilities upon the date they became convertible due to the variable conversion price included in each note based on Financial Accounting Standards Board (“FASB”) guidance. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective term of the related note. For Q3, 2022, the Monte Carlo simulation model used a risk-free interest rate of ranging from 2.77% to 3.75%, volatility ranging from 134.4% to 179.5%, trading prices ranging from $0.0090 per share to $0.0220 per share and a conversion price ranging from $0.0062 to $0.0109 per share. For Q4, 2022 the simulation model used a risk-free interest rate of ranging from 3.84% to 4.38%, volatility ranging from 181.8% to 235.6%, trading prices ranging from $0.005 per share to $0.012 per share and a conversion price ranging from $0.005 to $0.0053 per share. The total derivative liabilities associated with these notes were $76,622 at December 31, 2022 and $0 at December 31, 2021. The Company’s debt discount relating to these convertible notes amounted to $71,542 at December 31, 2022 and the Company recorded interest expense for the amortization of the discount in the amount of $102,039 at December 31, 2022. The Company recorded a change in the value of embedded derivative liabilities expense of $11,693 to December 31, 2022.

On July 26, 2022, due to the tainted equity environment, existing convertible notes required derivative treatment. The convertible note in the amount of $8,200 and the convertible note in the amount of $3,105,896.72 (discussed in Note 3) had an initial debt discount of $397,542, loss on initial derivative of $126,888 and a derivative liability of $524,330. At December 31, 2022, $142,667 of the debt discount was amortized.

Derivative liabilities – Warrants

Due to the tainted equity environment at July 26, 2022, the Company recognized derivative liability for existing warrants in the amount of $273,679. On December 31, 2022, a gain on derivative liabilities was recognized in the amount of $229,355 leaving a fair value at December 31, 2022 of $44,324 for warrants.

Derivative liabilities (fair value)

Beginning Balance	$-
Change to notes requiring derivative treatment due to equity environment	915,706
Change due to Issuances	50,484
Change due to Conversions	(79,767)
Market-to-market	(383,812)
Ending Balance	$502,611

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

Compensation due to members of the executive management team in the amount of $1,261,596 was converted into convertible promissory notes on October 1, 2020, bearing interest of 6% per annum and are due October 1, 2021. The conversion price to be calculated using the 5-day VWAP preceding the conversion date and not to drop below $0.09. The company evaluated the notes for beneficial conversion feature at the date of issuance and found a BCF totaling $518,656. During Q1 2021, $611,635 of these notes plus accrued interest were converted into 6,933,353 restricted stock as per the terms of the notes. As part of the restructuring completed March 31, 2021, a further $649,961 principal and accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations). The Company recorded interest expense for the amortization of the discount related party convertible notes in the amount of $467,118 during 2021 leaving a balance of zero at December 31, 2021. The principal balance of these convertible notes was zero at December 31, 2021.

Note 6: Notes Payable, Related Parties

Promissory notes amounting to $28,796.73 are due and bear interest of 5% and are payable on demand. As part of the restructuring completed March 31, 2021, $11,980 of these notes and all corresponding accrued interest was transferred to Rainmaker Holland B.V. (see note on Discontinued Operations) and on May 13, 2021, $3,300 plus accrued interest was repaid leaving the principal balance of these promissory notes at $13,516 as of December 31, 2022.

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

As of December 31, 2022, the Company owes $60,000 principal and $12,670.68 in accrued interest.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. As of December 31, 2022, the Company owes this party $10,081.

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

At December 31, 2022, 160,797,716 common stock is issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2020	139,580,934
Private placements	2,128,385
Conversion of convertible promissory notes	22,884,244
Shares cancelled	(20,238,606)
Balance, December 31, 2021	144,354,957

Conversion of convertible promissory notes	16,639,942
Shares cancelled	(197,183)
Balance, December 31, 2022	160,797,716

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

On October 6, 2022, the Company issued 3,000,000 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

On October 24, 2022, the Company issued 4,988,208 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

Note 11: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,261,984 (2021: $906,947).

Refer to other related party payables in Notes 5 and 6.

The Company entered into an agreement regarding Royalties Payable in 2020, however, as part of the restructuring completed March 31, 2021, the Company no longer bears any responsibility for financial obligations under this agreement. See further discussion in Note 18.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022.

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

On April 27, 2018, the Company located a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of December 31, 2022 (2021: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

Note 13: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis. Due to a lack of sales, it was necessary to impair the inventory at December 31, 2022 bringing the value to zero.

	Year ended December 31	Year ended December 31
	2022	2021
Finished Goods	$335,000	$175,000
Components	-	-
Impairment	(335,000)
Total Inventory	$-	$175,000

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

The lease expense for the period ended December 31, 2022 is nil (2021: $12,364).

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

●	On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 3,600,000 warrants with an exercise price of $0.20 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $0.10. As well, the Company granted an additional 500,000 warrants which vested immediately at an exercise price is $0.10. All expire December 31, 2025.

●	On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 13,500,000 warrants at an exercise price of $0.30 expiring October 1, 2023 and of 15,000,000 warrants at an exercise price of $0.15 expiring October 1, 2025.

●	On April 1, 2021, the Company granted 4,100,000 options as part of an amendment to an Executive Consultant’s contract; 125,000 options vest per month commencing April 1, 2021, with a term of 5 years and exercisable at a price of $0.10 per Share.

●	On December 20, 2021, the Company granted 1,000,000 options as compensation for two new Board Members. 100,000 options vested immediately for each of the two board members and the remaining options vest over maximum of two years, with a term of 5 years and exercisable at $0.10 per Share or with a 20% discount to market based on a 30-day VWAP if it falls below $0.10, not to go below $0.07 per share.

●	Effective July 1, 2022, the Company granted 1,500,000 options as compensation to the newly filled position, VP Sales and 2,500,000 to the newly filled position, Executive VP Finance. 640,000 and 500,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $0.10 per Share.

●	For the period ended December 31, 2021, the Company recorded a stock option expense of $62,248. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the year ended December 31, 2022, the Company recorded stock option expense of $136,492.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2021	To Dec 31, 2022	To Dec 31, 2022	To Dec 31, 2022
59,008,334	66,700,000	63,611,667	3,088,333

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0172-$0.0646
Exercise Price	$0.10
Number of Options Granted	66,700,000
Dividend Yield	0%
Expected Volatility	116-156%
Weighted Average Risk-Free Interest Rate	.06-2.88%
Term (in years)	5

Note 16: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2022, the Company had federal net operating loss carryforwards, which are available to offset future taxable income, of $5,630,661. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Year ended December 31	Year ended December 31
	2022	2021

Net Loss	(1,837,611)	(2,725,464)
Add back:
Stock Compensation	410,171	62,249
Amortization of Debt Discount	252,373	467,118
Taxable Income	(1,175,067)	(2,196,097)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	246,764	461,180
Valuation Allowance	(246,764)	(461,180)
Net Deferred Asset	-	-

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

Note 19: Subsequent Events

On January 9, 2023, the convertible promissory note dated June 28, 2022 in the amount of $64,250 was partially converted. This was the first conversion and amounted to $15,000 principal and 5,769,231 shares leaving $49,250 principal remaining.

On January 26, 2023, the convertible promissory note dated July 26, 2023 in the amount of $35,000 was partially converted. This was the first conversion for this note which amounted to $12,000 principal and $595.07 interest. The total conversion amounted to 3,229,505 shares and left $23,000 principal remaining.

On February 2, 2023, the convertible promissory note dated June 28, 2022, originally in the amount of $64,250 went through a second conversion in the amount of $12,000 principal and 7,500,000 shares leaving $34,250 principal remaining.

On February 3, 2023, the convertible promissory note dated July 26, 2022, originally in the amount of $35,000 went through a second conversion in the amount of $8,000 principal and $416.44 interest. The total conversion amounted to 4,316,123 shares and left $15,000 principal remaining.

On February 7, 2023, the convertible promissory note dated June 28, 2022, originally in the amount of $64,250 went through a third conversion in the amount of $16,250 principal and 9,027,778 shares leaving $18,000 principal remaining.

On February 8, 2023, the convertible promissory note dated July 26, 2022, originally in the amount of $35,000 went through a third conversion in the amount of $8,000 principal and $427.40 interest. The total conversion amounted to 4,986,627 shares and left $7,000 principal remaining.

On February 13, 2023, the convertible promissory note dated June 28, 2022, originally in the amount of $64,250 went through a fourth conversion in the amount of $15,600 principal and 9,750,000 shares leaving $2,400 principal remaining.

On February 14, 2023, the convertible promissory note dated July 26, 2022, originally in the amount of $35,000 went through a fourth and final conversion in the amount of $7,000 principal and $383.56 interest. The total conversion amounted to 5,384,615.

On February 21, 2023, the convertible promissory note dated June 28, 2022 originally in the amount of $64,250 went through a fifth and final conversion in the amount of $2,400 principal and $3,213 interest. The total shares converted amounted to 3,507,813.

On February 21, 2023, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (February 21, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity.

On March 15, 2023, the convertible promissory note dated September 12, 2022, originally in the amount of $49,250, went through an initial conversion in the amount of $15,000 principal converting into 9,375,000 shares leaving $34,250 principal remaining.

On March 20, 2023, the convertible promissory note dated September 12, 2022, originally in the amount of $49,250, went through a second conversion in the amount of $12,200 principal converting into 11,090,909 shares leaving $22,050 principal remaining.

On March 27, 2023, the convertible promissory note dated September 12, 2022, originally in the amount of $49,250, went through a third conversion in the amount of $10,600 principal converting into 11,648,352 shares leaving $11,450 principal remaining.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: April 19, 2023	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael O’Connor	Director	April 19, 2023

Signature	Title	Date
/s/ James Ross	Director	April 19, 2023

27