Form 10-Q
period 2023-03-31
Rainmaker Worldwide Inc.
filed 2023-05-22
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 22, 2023 was 258,618,963.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$1,436	$7,130
Other receivables	5,293	5,527
Prepaid expenses	32,838	30,381
Total Current Assets	39,567	43,038

Total Assets	$39,567	$43,038

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$160,923	$147,345
Related party payables	1,388,103	1,261,984
Accrued liabilities	843,258	783,118
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable net of discount of $263,589 and $328,501	2,950,457	2,978,347
Notes payable - related parties	83,598	83,598
Other loans payable	50,000	50,000
Derivative liabilities	493,697	502,611

Total Current Liabilities	10,506,446	10,343,413

Total Liabilities	$10,506,446	$10,343,413

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 246,383,669 and 160,797,716 outstanding at March 31, 2023 and December 31, 2022	$246,384	$160,798
Additional paid-in capital	62,203,782	62,000,842
Accumulated deficit	(73,276,539)	(72,834,664)
Accumulated other comprehensive income	359,494	372,649
Total Stockholders’ Equity (Deficit)	$(10,466,879)	$(10,300,375)
Total Liabilities and Stockholders’ Equity (Deficit)	$39,567	$43,038

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Expenses
General and administrative expense	181,769	146,997
Total Expenses	181,769	146,997

Loss from Operations	(181,769)	(146,997)

Other income (expense)
Other income	-	20,000
Interest expense	(88,156)	(82,727)
Amortization of debt discount	(107,947)	-
Change in derivative liabilities expense	(64,003)	-
Total other income (expense)	(260,106)	(62,727)

Loss from operations	(441,875)	(209,724)

Net income (loss)	$(441,875)	$(209,724)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	(13,155)	(16,953)
Net income (loss) and comprehensive income (loss)	$(455,030)	$(226,677)

Net loss per share:
Basic and diluted	$(0.002)	$(0.001)
Weighted average number of common shares outstanding:
Basic and diluted	196,460,597	144,354,957

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit) (Unaudited)

						Accumulated
			Additional			other
	Number of stock	Amount ($)	paid-in capital ($)	Stock Payable	Deficit ($)	comprehensive income ($)	Total
Balance, December 31, 2021	144,354,957	$144,355	$61,686,839	$-	$(70,997,053)	$295,018	$(8,870,841)

Conversion of convertible promissory notes	16,639,942	16,640	177,314	-	-	-	193,954
Shares cancelled	(197,183)	(197)	197	-	-	-	-
Stock-based compensation	-	-	136,492	-	-	-	136,492
Foreign currency translation	-	-	-	-	-	77,631	77,631
Net gain (loss) for the quarter	-	-	-	-	(1,837,611)	-	(1,837,611)
Balance, December 31, 2022	160,797,716	$160,798	$62,000,842	$-	$(72,834,664)	$372,649	$(10,300,375)

						Accumulated
			Additional			other
	Number of stock	Amount ($)	paid-in capital ($)	Stock Payable	Deficit ($)	comprehensive income ($)	Total

Balance, December 31, 2022	160,797,716	$160,798	$62,000,842	$-	$(72,834,664)	$372,649	$(10,300,375)

Conversion of convertible promissory notes	85,585,953	85,586	168,203	-	-	-	253,789
Stock-based compensation	-	-	34,737	-	-	-	34,737
Foreign currency translation	-	-	-	-	-	(13,155)	(13,155)
Net gain (loss) for the quarter	-	-	-	-	(441,875)	-	(441,875)
Balance, March 31, 2023	246,383,669	$246,384	$62,203,782	$-	$(73,276,539)	$359,494	$(10,466,879)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(441,875)	$(209,724)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	34,737	22,335
Change in fair value of derivative liabilities	64,003	-
Discount amortization	107,947	-
Change in operating assets and liabilities:
Accounts receivable	234	(44)
Prepaid expenses	(2,457)	4,998
Accounts payable, related party payables and accrued liabilities	204,872	114,938

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(32,539)	(67,497)

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	-
CASH USED FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowed on convertible debt	40,000	-
Borrowed on debt	-	108,750
Borrowed on debt-related party	-	(21,903)

CASH PROVIDED BY FINANCING ACTIVITIES	40,000	86,847
Effect on Foreign Currency Exchange	(13,155)	(16,953)

NET INCREASE (DECREASE) IN CASH	(5,694)	2,397

CASH AT BEGINNING OF YEAR	7,130	4,337

CASH AT PERIOD END	$1,436	$6,734

NON-CASH TRANSACTIONS

Shares issued for conversion	253,789	-
Initial derivative discount	38,787	-

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

Rainmaker holds a 12% interest in Rainmaker Holland B.V. (“RHBV”) which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula.

Reverse Merger

RWI was incorporated on July 21, 2014 under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017 in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger the Company originally traded on the OTC Pink Sheet under the trading symbol RAKR but since then become an SEC filing company and was up-listed to the OTCQB in 2022. The Company has temporarily been relegated to the OCT Pink due to share price. The Company is working on mechanisms to cure that issue. In the meantime, shareholders remain able to trade the stock.

Joint Development Agreement

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) whose primary operations reside in Ankara, Turkey. This JDA allows for reciprocal distribution rights for all of RAKR’s and Miranda’s combined technologies and fosters a long-term technological integration strategy between the two companies. The first result of this JDA was achieved in May of 2023 with a purchase order from Turks and Caicos.

Subsequent to the quarter end, on October 5, 2022, the Company entered into a Memorandum of Understanding (the “MOU”) with Miranda to formalize the mutual intention to integrate the two firms at both strategic and operating levels. This is a non-binding agreement allowing for standard due diligence to take place before the creation of, and, agreement to definitive agreements. The MOU has now been converted to a Term Sheet with a pathway to closing in the coming weeks. There can be no assurance that the parties will reach a definitive agreement.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $73,276,539. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The consolidated financial statements presented are for the entity Rainmaker and its wholly owned subsidiary, Rainmaker Worldwide Inc. (Ontario) as a consolidated entity. The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles.

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

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of the subsidiary located outside of the United States is measured in its functional currency: Rainmaker Worldwide Inc. (Ontario) reports in Canadian dollars. Monetary assets and liabilities of this subsidiary are translated at the exchange rate at the balance sheet date. Income and expense items are translated using average annual exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income in the consolidated balance sheets.

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

The Company has multiple sources of revenue. The first is through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and the initial down payment is received. Each transaction price is established in the signed contract. Unearned revenue is recognized upon receipt of the down payment for the system. The revenue is recognized once title of the system transfers to the customer. The nature of the business of equipment sales implies there is only one performance obligation which is delivery of the end product to the customer. Our contracts outline each party’s rights and obligations including the terms and timing of payments. Another source of revenue is in exchange for operating, maintenance and professional services to these joint ventures. That revenue is recognized in the period it is earned.

In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Accordingly, the Company recognizes revenue from grants and contracts in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.

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

Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and assess performance. The Company has reportable segments in the United States and Canada.

	March 31,
	2023	2022
Gross Profit
United States	-	-
Canada	-	-
	$-	$-

Net Income (Loss)
United States	(441,875)	(209,724)
Canada	-	-
	$(441,875)	$(209,724)

Assets
United States	39,152	341,661
Canada	415	123
	$39,567	$341,784

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of March 31, 2023, the Company had no cash equivalents.

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

Note 3: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. On July 26, 2022, this note required derivative treatment. On March 31, 2023, the value of this note was $3,694.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On July 26, 2022, this note required derivative treatment. On March 31, 2023, the value of this note was $477,678.

On February 7, 2022, the Company issued a convertible promissory note in the amount of $55,000 bearing interest of 10% per annum with a maturity date of one year (February 7, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity. During Q3, 2022, the investor fully converted this note including accrued interest of $2750 into 6,109,361 common shares. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On March 11, 2022, the Company issued a second convertible promissory note in the amount of $53,750 bearing interest of 10% per annum with a maturity date of one year (March 11, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity. During Q3, 2022, the investor partially converted this note ($15,000) into 2,542,373 common shares leaving the balance of the note available for conversion of $38,750. During Q4, 2022 the lender converted the balance of the note ($38,750) and accrued interest ($2687.50) into 7,988,208 common shares and is now fully converted. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On June 28, 2022, the Company issued a convertible promissory note in the amount of $64,250 bearing interest of 10% per annum with a maturity date of one year (June 28, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before maturity. Agreement was signed on June 28th and ultimately funded on July 6, 2022. During Q1, 2023, the principal amount of this note ($64,250) plus all accrued interest ($3212.50) was fully converted into 35,554,822 common shares. This note had an Original Issue Discount of $4,250 and as of March 31, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On July 26, 2022, the Company issued a convertible promissory note in the amount of $35,000 bearing interest of 10% per annum with a maturity date of one year (July 26, 2023) and has the option to convert into shares of Common Stock any time following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10 trading day period). The Company has the right to prepay any time before the 180th day. During Q1, 2023, the principal amount of this note ($35,000) plus all accrued interest ($1,822.47) was fully converted into 17,916,870 common shares. This note had an Original Issue Discount of $2,500 and as of March 31, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On September 12, 2022, the Company issued a convertible promissory note in the amount of $49,250 bearing interest of 10% per annum with a maturity date of one year (September 12, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q1, 2023, there were conversions totaling $37,800 leaving a principal balance of $11,450. These conversions converted into 32,114,261 common shares. This note had an Original Issue Discount of $4,250 and as of March 31, 2023, $2,329 amortized. The conversions were within the terms of the agreement and no gain or loss were recognized on the conversions.

On October 25, 2022, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (October 25, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $4,250 and as of March 31, 2023, $2,119 amortized.

On February 21, 2023, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (February 21, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $4,250 and as of March 31, 2023, $442 amortized.

Note 4: Derivative Liabilities

Derivative liabilities – Convertible Notes

In Q3, 2022, the convertible debt issued February 7, 2022, March 11, 2022, and July 26, 2022 became eligible for conversion on August 6, 2022, September 7, 2022 and December 25, 2022 respectively. The Company engaged a third-party consultant to determine the fair value of the convertible notes at the end of each quarter. The subsequent evaluation determined that the notes should be accounted for as derivative liabilities upon the date they became convertible due to the variable conversion price included in each note based on Financial Accounting Standards Board (“FASB”) guidance. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. Since the issuances of the convertible notes mentioned above, three more convertible notes were issued (as discussed in Note 3) for a total of seven of which four are fully converted and debt discount fully amortized. The total derivative liabilities associated with these notes eligible for conversion at March 31, 2023 was $490,351 and $0 at March 31, 2022. The Company’s debt discount relating to these convertible notes amounted to $255,729 at March 31, 2023 and the Company recorded interest expense for the amortization of the discount in the amount of $95,488 at March 31, 2023. The Company recorded a change in the value of embedded derivative liabilities expense of $5,273 for the three months ended March 31, 2023.

On July 26, 2022, due to the tainted equity environment, existing convertible notes required derivative treatment. The convertible note in the amount of $8,200 and the convertible note in the amount of $3,105,896.72 (discussed in Note 3) had an initial debt discount of $397,542, loss on initial derivative of $126,888 and a derivative liability of $524,330. At March 31, 2023, the derivative liability value of these notes was $481,372, of which is included in the $490,351 total discussed in the previous paragraph, and which represents an increase in fair value of $99,708 since December 31, 2022. On March 31, 2022, this situation did not exist.

Derivative liabilities – Warrants

Due to the tainted equity environment at July 26, 2022, the Company recognized derivative liability for existing warrants in the amount of $273,679. On December 31, 2022, a gain on derivative liabilities was recognized in the amount of $229,355 leaving a fair value at December 31, 2022 of $44,324 for warrants. On March 31, 2023, a gain on derivative liabilities was recognized in the amount of $40,978 leaving a fair value of $3,346 for warrants at March 31, 2023.

Derivative liabilities (fair value)

Beginning Balance	$502,611
Change due to Issuances	38,787
Change due to Conversions	(111,704)
Mark-to-market	64,003
Ending Balance	$493,697

Note 5: Notes Payable, Related Parties

Promissory notes dated November 6, 2016 with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. Accrued interest to March 31, 2023 on these notes is $4,959.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest remains.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. As of March 31, 2023, the Company owes this party $10,081.

Note 6: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore now expiring August 2, 2023. The terms and conditions remained the same with the exception of a change in the interest rate from 5% to 12%.

Note 7: Intellectual Property

As of the filing, the Company holds no intellectual property.

Note 8: Property and Equipment

Demonstration Equipment

The Company may have demonstration equipment to allow it to show a working version of its technology and equipment to customers and organizations in the future. Demonstration equipment is stated at cost less accumulated depreciation and any recognized impairment loss. Cost would include the original purchase price of the asset and any costs attributable to bringing the asset to its working condition for its intended useful life. Depreciation for the demonstration equipment would be at a rate estimated to write off the cost of the equipment less its estimated residual value by an equal annual amount over its expected useful life. The residual value and expected useful life of the demonstration equipment is reviewed and adjusted, if appropriate, at the end of each reporting period. The Company does not currently have any demonstration equipment but could have in the future.

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

At March 31, 2023, 246,383,669 common stock is issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2021	144,354,957
Conversion of convertible promissory notes	16,639,942
Shares cancelled	(197,183)
Balance, December 31, 2022	160,797,716
Conversion of convertible promissory notes	85,585,953
Balance, March 31, 2023	246,383,669

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

On January 9, 2023, the Company issued 5,769,231 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On January 26, 2023, the Company issued 3,229,505 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

On February 2, 2023, the Company issued 7,500,000 shares upon a partial conversion of a convertible promissory note. (See Note 3 for details).

On February 3, 2023, the Company issued 4,316,123 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On February 7, 2023, the Company issued 9,027,778 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On February 8, 2023, the Company issued 4,986,627 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On February 13, 2023, the Company issued 9,750,000 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On February 14, 2023, the Company issued 5,384,615 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On February 21, 2023, the Company issued 3,507,813 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On March 15, 2023, the Company issued 9,375,000 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On March 20, 2023, the Company issued 11,090,909 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On March 27, 2023, the Company issued 11,648,352 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,388,103 (2022: $964,179).

Refer to other related party payables in Notes 5 and 6.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5000 was issued to RHBV on July 7, 2022. No changes to March 31, 2023.

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

On April 27, 2018, the Company located a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of March 31, 2023 (2022: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

Note 12: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis. The Company, at this time, holds no inventory but may in the future.

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

There are no lease related assets and liabilities recorded on the Company’s consolidated balance sheet and the Company has no lease expenses.

Note 14: Stock Options

In order to compensate members of the board and executives, the following stock options have been granted, vesting as described.

●	Effective July 1, 2022, the Company granted 1,500,000 options as compensation to the newly filled position, VP Sales and 2,500,000 to the newly filled position, Executive VP Finance. 640,000 and 500,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $0.10 per Share.

●	For the period ended December 31, 2022, the Company recorded a stock option expense of $136,492. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended March 31, 2023, the Company recorded stock option expense of $34,737.

Warrants and Options
Vested	Expired	Granted	Vested	Non-Vested
Dec 31, 2022	To Mar 31, 2023	To Mar 31, 2023	To Mar 31, 2023	To Mar 31, 2023
63,611,667	25,000,000	41,700,000	39,751,667	1,948,333

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0172-$0.0646
Exercise Price	$0.10-$0.30
Number of Options Granted	66,700,000
Dividend Yield	0%
Expected Volatility	116-156%
Weighted Average Risk-Free Interest Rate	.06-2.88%
Term (in years)	5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At March 31, 2023, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,693,491. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended March 31,	Year ended December 31,
	2023	2022

Net Loss	(441,875)	(1,837,611)
Add back:
Stock Compensation	34,737	410,171
Amortization of Debt Discount	107,949	252,373
Taxable Income	(299,189)	(1,175,067)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	62,830	246,764
Valuation Allowance	(62,830)	(246,764)
Net Deferred Asset	-	-

Note 16: Investments

None.

Note 17: Subsequent Events

On April 24, 2023, the convertible promissory note dated September 12, 2022, originally in the amount of $49,250, went through a fourth conversion in the amount of $10,400 principal converting into 12,235,294 shares leaving $1,050 principal remaining.

On May 8, 2023 the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity.

On April 1, 2023, the Company’s wholly owned subsidiary, RWI (Rainmaker Worldwide Inc. (Ontario), completed the issuance of 13,544,343 shares to an investor representing 60% of the outstanding shares of RWI. As a result, the investor will take over management of RWI, and the Company will retain a 40% ownership interest in RWI. This transaction was completed in accordance with applicable laws and regulations.

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

Overview

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017 in a reverse merger. We are currently developing projects in various locations around the globe. We are implementing these projects using proprietary technology of our former subsidiary based in the Netherlands, Rainmaker Holland B.V. (“RHBV”). The Company retains a 12% ownership stake in RHBV. RAKR retains access to the technology based on a cost-plus formula.

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

On July 15, 2020, Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc. Rainmaker management would have assumed operational leadership of the combined entity. The transaction was subject to completion of an equity financing, or series of financings, for a minimum of US$15 million at a share price to be mutually agreed prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing was originally expected to occur prior to December 31, 2020, but was subject to extension to February 28, 2021, under certain circumstances if mutually agreed by the parties. As part of this process, Sphere 3D agreed to advance US$1.85 million to Rainmaker by way of a secured convertible note for Rainmaker to sustain multiple growth initiatives. The funds were used to fulfil recent contracts and expand its equipment production capacity. This note remains payable and is presented in RAKR’s financial statements. Due to various transactional and regulatory complications the agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

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

The Company has its head office based in Peterborough, Ontario, Canada. The Company utilizes two main types of products that it produces: energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technologies can be wind driven, solar based, or can use conventional power sources, such as grid or generator. It is deployable anywhere and leaves no carbon trace if renewable resources are deployed. The Company also distributes complementary technology through Joint Development Agreements.

The Company is pursuing projects in Turks and Caicos and other Caribbean countries. In the Caribbean and Central America, locations have been identified and operating plans defined.

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $43,038, as of December 31, 2022. As of March 31, 2023, net assets were $39,567.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the quarter ended March 31, 2023 and no revenue the year ended December 31, 2022 and had net losses of $441,875 and $209,724 for the quarters ended March 31, 2023 and 2022, respectively. The losses incurred to March 31, 2023, consist of general and administrative expenses (41%) and interest expense, amortization of debt discount and change in derivative liabilities net of other income (59%). The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2022 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Products and Services

Overview

Across the world, fresh water is unevenly distributed. Many regions are desperately under-served, including North Africa, the Middle East, India, Mexico, large portions of South America, and various island geographies.

Fundamentally, the solutions are based on deploying technology with the following attributes to ensure low-cost delivery and Company profitability:

●	Versatile
●	Scalable & Cost-effective
●	Environmentally & Socially Sustainable
●	Applying Proprietary Technology through partners and affiliates

Air-to-Water (AW) – Harvests fresh water from airborne humidity by using advanced heating and cooling technologies.

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

Cost Information

The relevant Cost Information is the cost per liter of alternative suppliers. Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter allows us to compete profitably to generate corporate value beneficial to our shareholders.

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

Supplemental technology (i.e., bottling, pre-post wastewater treatment, mineralization solutions, and renewable energy) – suppliers are global, abundant, and highly competitive so as to ensure the lowest cost per liter for any given project planned implemented by the Company. The Company is pursuing projects as a distributor of supplementary products based on Joint Development Agreements.

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

Results of Operations for the Three Months ended March 31, 2023 and 2022

Revenue

Revenue was $0 and $0 for the three months ended March 31, 2023, and March 31, 2022.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
General and administrative expense	$181,769	$146,997	$34,772	23.7%

Stock-based compensation expense included in general and administrative expense	$34,737	$22,335	$12,402	55.5%

General and administrative expenses, including stock-based compensation, for the three months ended March 31, 2023, increased $34,772, or 23.7%, compared to the same period in 2022. This increase primarily relates to (1) an increase of $59,250 in consulting fees, (2) marketing, advertising and promotion expense increased by approximately $484, (3) stock option expense increased by approximately $12,402 and (5) general and administrative expenses increased approximately $34,772. Excluding stock-based compensation, general and administrative expenses increased $22,370.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage companies, our products have yet to generate significant revenue. As a result, we have historically suffered recurring losses and we do not have required cash resources to fully execute our business plans.

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the date of this filing, the Company raised approximately $8.05 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercial ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of March 31, 2023 and March 31, 2022, the Company had an accumulated deficit of approximately $73 million and $71 million, respectively, and stockholders’ equity of approximately $(10.5) million and $(9.1) million, respectively. As of March 31, 2023, the Company had approximately $1,400 in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2022, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2023, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of March 31, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of March 31, 2023, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change since filing the 2022 fourth quarter 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 9, 2023, a convertible promissory note dated June 28, 2022 in the amount of $64,250 was partially converted. $15,000 principal was converted into 5,769,231 shares leaving a principal balance owing of $49,250.

On January 26, 2023, a convertible promissory note dated July 26, 2022 in the amount of $35,00 was partially converted. $12,000 principal and $595.07 accrued interest was converted into 3,229,505 shares leaving a principal balance owing of $23,000.

On February 2, 2023, the Company issued shares upon a partial conversion of the June 28, 2023 convertible promissory note. $15,000 principal was converted into 7,500,000 shares leaving a principal balance owing of $34,250.

On February 3, 2023, the Company issued shares upon partial conversion of the July 26, 2022 convertible promissory note. $8,000 principal plus accrued interest of $416.44 was converted into 4,316,123 shares leaving a principal balance of $15,000.

On February 7, 2023, the Company issued shares upon partial conversion of the June 28, 2022 convertible promissory note. $16,250 principal was converted into 9,027,778 shares leaving a principal balance of $18,000.

On February 8, 2023, the Company issued shares upon a partial conversion of the July 26, 2023 convertible promissory note. $8,000 principal and $427.40 accrued interest was converted into 4,986,627 shares leaving a principal balance of $7,000.

On February 13, 2023, the Company issued shares upon partial conversion of the June 28, 2022 convertible promissory note. $15,600 principal was converted into 9,750,000 shares leaving a principal balance of $2,400.

On February 14, 2023, the Company issued shares upon a partial conversion of the July 26, 2022 convertible promissory note. This final partial conversion was in the amount of $7,000 principal plus $383.56 accrued interest and was converted into 5,384,615 shares. This note is now fully converted.

On February 21, 2023, the Company issued shares upon a partial conversion of the June 28, 2022 convertible promissory note. This final partial conversion was in the amount of $2,400 principal plus $3212.50 accrued interest and was converted into 3,507,813 shares. This note is now fully converted.

On March 15, 2023, the Company issued shares upon partial conversion of a convertible promissory note dated September 12, 2022 in the amount of $49,250. $15,000 principal was converted into 9,375,000 shares leaving a principal balance of $34,250.

On March 20, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $12,200 principal was converted into 11,090,909 shares leaving a principal balance of $22,050.

On March 27, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $10,600 principal was converted into 11,648,352 shares leaving a principal balance of $11,450.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable to smaller companies.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Issuance of Convertible Promissory Note

10.2	Term Sheet

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: May 22, 2023	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

