Form 10-Q
period 2023-06-30
Rainmaker Worldwide Inc.
filed 2023-08-14
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 8, 2023 was 346,305,647. The number of shares of the registrant’s Preferred Stock, $0.001 par value, outstanding as of August 8, 2023 was 150,000.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to the occurrence and timing of events or circumstances, many of which are beyond the control of the Company. As a result of this, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, they may not be predictive of results or developments in future periods.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$33,590	$7,130
Other receivables	5,392	5,527
Prepaid expenses	51,745	30,381
Total Current Assets	90,727	43,038

Total Assets	$90,727	$43,038

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$176,681	$147,345
Related party payables	1,461,994	1,261,984
Accrued liabilities	894,740	783,118
Customer deposits	146,731	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable net of discount of $84,190 and $328,501	3,095,156	2,978,347
Notes payable - related parties	73,517	83,598
Other loans payable	-	50,000
Derivative liabilities	302,998	502,611

Total Current Liabilities	10,575,727	10,343,413

Total Liabilities	$10,575,727	$10,343,413

Mezzanine Equity
Stock payable-preferred	$150,000	$-
Total Mezzanine Equity	$150,000	$-

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 346,305,647 and 160,797,716 outstanding at June 30, 2023 and December 31, 2022	$346,306	$160,798
Additional paid-in capital	62,607,350	62,000,842
Accumulated deficit	(73,588,656)	(72,834,664)
Accumulated other comprehensive income	-	372,649
Total Stockholders’ Equity (Deficit)	$(10,635,000)	$(10,300,375)
Total Liabilities and Stockholders’ Equity (Deficit)	$90,727	$43,038

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Three month	Three month	Six month	Six month
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Expenses
General and administrative expense	181,085	190,059	376,009	337,056
Total Expenses	181,085	190,059	376,009	337,056

Loss from Operations	(181,085)	(190,059)	(376,009)	(337,056)

Other income (expense)
Other income	-	-	-	20,000
Interest expense	(89,498)	(86,068)	(177,654)	(168,795)
Amortization of debt discount	(219,206)	-	(327,153)	-
Change in derivative liabilities expense	177,672	-	113,669	-
Total other income (expense)	(131,032)	(86,068)	(391,138)	(148,795)

Loss from continuing operations	(312,117)	(276,127)	(767,147)	(485,851)

Discontinued operations:
Loss from operations of discontinued operations	-	-	13,155	-
Total discontinued operations	$-	$-	$13,155	$-

Net income (loss)	$(312,117)	$(276,127)	$(753,992)	$(485,851)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	-	36,139	-	19,186
Net income (loss) and comprehensive income (loss)	$(312,117)	$(239,988)	$(753,992)	$(466,665)
Net loss per share:
Basic and diluted	$(0.001)	$(0.002)	$(0.003)	$(0.003)
Weighted average number of common shares outstanding:
Basic and diluted	276,170,539	144,354,957	236,535,761	144,354,957

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Stockholders’ Equity (deficit) (Unaudited)

	Mezzanine Equity Stock Payable-	Common Stock		Additional paid-in	Deficit	Accumulated other Comprehensive
	Preferred	Shares	Amount	capital ($)	($)	income ($)	Total
Balance, December 31, 2021	-	144,354,957	$144,355	$61,686,839	$(70,997,053)	295,018	$(8,870,841)

Stock-based compensation		-	-	22,335	-	-	22,335
Foreign currency translation		-	-	-	-	(16,953)	(16,953)
Net gain (loss) for the quarter		-	-		(209,724)	-	(209,724)
Balance March 31, 2022	-	144,354,957	144,355	61,709,174	(71,206,777)	278,065	(9,075,183)

Stock-based compensation		-	-	21,656	-	-	21,656
Foreign currency translation		-	-	-	-	36,139	36,139
Net gain (loss) for the quarter		-	-	-	(276,127)	-	(276,127)

Balance, June 30, 2022	-	144,354,957	$144,355	$61,730,830	$(71,482,904)	$314,204	$(9,293,515)

Balance, December 31, 2022	-	160,797,716	$160,798	$62,000,842	$(72,834,664)	$372,649	$(10,300,375)

Conversion of convertible promissory notes		85,585,953	85,586	168,203	-	-	253,789
Stock-based compensation		-	-	34,737	-	-	34,737
Foreign currency translation		-	-	-	-	(13,155)	(13,155)
Net gain (loss) for the quarter		-	-	-	(441,875)	-	(441,875)
Balance, March 31, 2023	-	246,383,669	$246,384	$62,203,782	$(73,276,539)	$359,494	$(10,466,879)

Conversion of convertible promissory notes		99,921,978	99,922	9,337	-	-	109,259
Stock-based compensation		-	-	34,737	-	-	34,737
Stock payable-Preferred	150,000	-	-	-	-	-	-
Foreign currency translation re disposal of foreign subsidiary		-	-	359,494	-	(359,494)	-
Net gain (loss) for the quarter		-	-	-	(312,117)	-	(312,117)
Balance, June 30, 2023	$150,000	346,305,647	$346,306	$62,607,350	$(73,588,656)	$-	$(10,635,000)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(753,992)	$(485,851)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	69,474	43,991
Change in fair value of derivative liabilities	(113,669)	-
Discount amortization	327,153	-
Change in operating assets and liabilities:
Accounts receivable	135	(44)
Prepaid expenses	(21,364)	(5,002)
Accounts payable, related party payables and accrued liabilities	351,728	327,457
Customer deposits	34,231	-

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(106,304)	(119,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	-
CASH USED FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock-Preferred stock payable	150,000
Proceeds from convertible notes	56,000	-
Borrowed on debt	(50,000)	108,750
Borrowed on debt-related party	-	11,268
Repayments on debt-related party	(10,081)	(23,090)

CASH PROVIDED BY FINANCING ACTIVITIES	145,919	96,928
Effect on Foreign Currency Exchange	(13,155)	19,186

NET INCREASE (DECREASE) IN CASH	26,460	(3,335)

CASH AT BEGINNING OF YEAR	7,130	4,337

CASH AT PERIOD END	$33,590	$1,002

NON-CASH TRANSACTIONS
Receipts of prepaid inventory		80,000
Shares issued for conversion	363,048	-
Initial Derivative Liability/Discount	73,594	-
Reattribution of AOCI for disposal of foreign subsidiary	359,494	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Nature of Operations and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“Rainmaker” or the “Company” or “RAKR”) is a Nevada company which previously operated Rainmaker Worldwide Inc. (Ontario) (“RWI”) until March 31, 2023, with its head office in Peterborough, Ontario, Canada. The Company distributes two main types of energy-efficient, fresh water-producing technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technology can be wind, solar, or use conventional power sources (grid or generator), is deployable anywhere, and leaves no carbon trace if renewable resources are deployed.

Rainmaker holds a 12% interest in Rainmaker Holland B.V. (“RHBV”) which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula.

Effective April 1, 2023, Rainmaker (RAKR) divested 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest. RWI will be the driver of operations in Canada, the Caribbean, Central America and South America. RAKR will retain a management participation and will retain one out of three board seats. The rationale for the divestiture and restructuring was to have RWI serve as a vehicle to acquire complementary technology and companies. As a private company, acquisitions, including the current Miranda acquisition which is in process, become easier to finance and operate. The new majority owners have agreed to provide the necessary working capital to affect this and future transactions. In addition, with majority Canadian owners and a technology history, RWI is now eligible for a large range of grants and preferable financing options that were not previously accessible with a Canadian company that was wholly owned by a US based public company.

Company History

RWI was incorporated on July 21, 2014, under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger the Company originally traded on the OTC Pink Sheet under the trading symbol RAKR but since then become an SEC filing company and was up-listed to the OTCQB in 2022. The Company has temporarily been relegated to the OCT Pink due to share price. The Company is working on mechanisms to cure that issue. In the meantime, shareholders remain able to trade the stock.

On April 1, 2023, the Company’s wholly owned subsidiary, RWI (Rainmaker Worldwide Inc. (Ontario)), completed the issuance of 13,544,343 representing 60% of the outstanding shares of RWI shares to an investor. As a result, the investor will take over management of RWI, and the Company will retain a 40% ownership interest in RWI. This transaction was completed in accordance with applicable laws and regulations.

Ongoing Partnerships

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) whose primary operations reside in Ankara, Turkey. This JDA allows for reciprocal distribution rights for all of RAKR’s and Miranda’s combined technologies and fosters a long-term technological integration strategy between the two companies. The first result of this JDA was achieved in May of 2023 with a purchase order from Turks and Caicos. Delivery and commissioning is expected in September 2023. We will also deliver an Air-to-Water machine to be commissioned alongside the water treatment plant.

On October 5, 2022, the Company entered into a Memorandum of Understanding (the “MOU”) with Miranda to formalize the mutual intention to integrate the two firms at both strategic and operating levels. This is a non-binding agreement allowing for standard due diligence to take place before the creation of, and agreement to definitive agreements. There can be no assurance that the parties will reach a definitive agreement.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $73,588,656. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financing to enable it to meet its operating needs including current and future sales orders. In addition, revenues are being forecasted at the operational level.

Note 2: Significant Accounting Policies

Basis of Preparation

The consolidated and non-consolidated financial statements presented are for the entity Rainmaker and its wholly owned subsidiary, Rainmaker Worldwide Inc. (Ontario) as a consolidated entity until March 31, 2023, the point at which 60% of the subsidiary was acquired by a related party. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

The preparation of the consolidated and non-consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All accounting policies are chosen to ensure the resulting financial information satisfies the concepts of relevance and reliability.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of the subsidiary located outside of the United States is measured in its functional currency: Until March 31, 2023, Rainmaker Worldwide Inc. (Ontario) reported in Canadian dollars. Monetary assets and liabilities of this subsidiary are translated at the exchange rate at the balance sheet date. Income and expense items are translated using average annual exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income in the consolidated balance sheets.

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

Embedded Conversion Features

Until December 31, 2021, the Company evaluated embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature did not require derivative treatment under ASC 815, the instrument was evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and reviewed and calculated the impact on the outstanding financial instruments as of this adoption date concluding there was no impact.

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

The Company generates its revenue through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and the initial down payment is received. Each transaction price is established in the signed contract. Unearned revenue is recognized upon receipt of the down payment for the system. The revenue is recognized once title of the system transfers to the customer. The nature of the business of equipment sales implies there is only one performance obligation, which is delivery of the end product to the customer. Our contracts outline each party’s rights and obligations including the terms and timing of payments. Another source of revenue is in exchange for operating, maintenance and professional services to these joint ventures. That revenue is recognized in the period it is earned.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

Inventory

Inventory and work in progress are valued at the lower of cost and net realizable value. The production cost of inventory includes an appropriate proportion of depreciation and production overheads based on the ratio of indirect vs. direct costs. Cost is determined on the following bases: Raw materials and consumables are valued at cost on a first in, first out (FIFO) basis; finished products are valued at raw material cost, labor cost and a proportion of manufacturing overhead expenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of June 30, 2023, the Company had no cash equivalents.

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

Note 3: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. On July 26, 2022, this note required derivative treatment. On June 30, 2023, the derivative value of this note was $3,694.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On July 26, 2022, this note required derivative treatment. On June 30, 2023, the derivative value of this note was $292,957.

On February 7, 2022, the Company issued a convertible promissory note in the amount of $55,000 bearing interest of 10% per annum with a maturity date of one year (February 7, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity. During Q3, 2022, the investor fully converted this note including accrued interest of $2750 into 6,109,361 common shares. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On March 11, 2022, the Company issued a convertible promissory note in the amount of $53,750 bearing interest of 10% per annum with a maturity date of one year (March 11, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity. During Q3, 2022, the investor partially converted this note ($15,000) into 2,542,373 common shares leaving the balance of the note available for conversion of $38,750. During Q4, 2022 the lender converted the balance of the note ($38,750) and accrued interest ($2687.50) into 7,988,208 common shares and is now fully converted. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On June 28, 2022, the Company issued a convertible promissory note in the amount of $64,250 bearing interest of 10% per annum with a maturity date of one year (June 28, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity. The Agreement was signed on June 28th and ultimately funded on July 6, 2022. During Q1, 2023, the principal amount of this note ($64,250) plus all accrued interest ($3212.50) was fully converted into 35,554,822 common shares. This note had an Original Issue Discount of $4,250 and as of February 21, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On July 26, 2022, the Company issued a convertible promissory note in the amount of $35,000 bearing interest of 10% per annum with a maturity date of one year (July 26, 2023) and has the option to convert into shares of Common Stock any time following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q1, 2023, the principal amount of this note ($35,000) plus all accrued interest ($1,822.47) was fully converted into 17,916,870 common shares. This note had an Original Issue Discount of $2,500 and as of February 13, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On September 12, 2022, the Company issued a convertible promissory note in the amount of $49,250 bearing interest of 10% per annum with a maturity date of one year (September 12, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q1, 2023, there were conversions totaling $37,800 leaving a principal balance of $11,450. These conversions converted into 32,114,261 common shares. During Q2, 2023, the remaining principal balance and accrued interest were converted into 17,639,140 shares. This note had an Original Issue Discount of $4,250 and as of May 22, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss wase recognized on the conversions.

On October 25, 2022, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (October 25, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q2, 2023, this note including accrued interest was fully converted into 82,282,838 shares. This note had an Original Issue Discount of $4,250 and as of June 20, 2023, was fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On February 21, 2023, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (February 21, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. This note had an Original Issue Discount of $4,250 and as of June 30, 2023, $1,502 amortized.

On May 8, 2023, the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity. This note had an Original Issue Discount of $5,000 and as of June 30, 2023, $726.03 amortized.

Note 4: Derivative Liabilities

Derivative liabilities – Convertible Notes

In Q3, 2022, the convertible debt issued February 7, 2022, March 11, 2022, June 28, 2022 and July 26, 2022 became eligible for conversion on August 6, 2022, September 7, 2022, December 25, 2022 and January 22, 2023 respectively. The Company engaged a third-party consultant to determine the fair value of the convertible notes at the end of each quarter. The subsequent evaluation determined that the notes should be accounted for as derivative liabilities upon the date they became convertible due to the variable conversion price included in each note based on Financial Accounting Standards Board (“FASB”) guidance. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. Since the issuance of the convertible notes mentioned above, three more convertible notes were issued (as discussed in Note 3) for a total of seven of which five are fully converted and debt discount fully amortized. The total derivative liabilities associated with these notes eligible for conversion at June 30, 2023 was $296,652 and $0 at June 30, 2022. The Company’s debt discount relating to these convertible notes amounted to $157,586 at June 30, 2023 and the Company recorded interest expense for the amortization of the discount in the amount of $244,803 at June 30, 2023. The Company recorded a change in the value of embedded derivative liabilities expense of $4,050 for the three months ended June 30, 2023 ($9,323 year to date).

On July 26, 2022, due to the tainted equity environment, existing convertible notes required derivative treatment. The convertible note in the amount of $8,200 and the convertible note in the amount of $3,105,896.72 (discussed in Note 3) had an initial debt discount of $397,542, loss on initial derivative of $126,888 and a derivative liability of $524,330. At June 30, 2023, the derivative liability value of these notes was $296,651 and represents a decrease in fair value of $85,013 since December 31, 2022. On June 30, 2022, this situation did not exist.

Derivative liabilities – Warrants

Due to the tainted equity environment at July 26, 2022, the Company recognized derivative liability for existing warrants in the amount of $273,679. On December 31, 2022, a gain on derivative liabilities was recognized in the amount of $229,355 leaving a fair value at December 31, 2022 of $44,324 for warrants. On June 30, 2023, a loss on derivative liabilities was recognized in the amount of $3,000 leaving a fair value of $6,346 for warrants at June 30, 2023.

Derivative liabilities (fair value)

Beginning Balance	$502,611
Change due to Issuances	73,594
Change due to Conversions	(159,538)
Mark-to-market	(113,669)
Ending Balance	$302,998

Note 5: Notes Payable, Related Parties

Promissory notes dated November 6, 2016 with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. Accrued interest to June 30, 2023 on these notes is $5,127.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $13,861 remains.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. At December 31, 2022, the Company owed this party $10,081. This amount has been repaid during Q2 and the balance owing as of June 30, 2023 is nil.

Note 6: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same with the exception of a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694.

Note 7: Intellectual Property

As of the filing, the Company holds no intellectual property.

Note 8: Property and Equipment

Demonstration Equipment

The Company may have demonstration equipment to allow it to show a working version of its technology and equipment to customers and organizations in the future. Demonstration equipment is stated at cost less accumulated depreciation and any recognized impairment loss. Cost would include the original purchase price of the asset and any costs attributable to bringing the asset to its working condition for its intended useful life. Depreciation for the demonstration equipment would be at a rate estimated to write off the cost of the equipment less its estimated residual value by an equal annual amount over its expected useful life. The residual value and expected useful life of the demonstration equipment is reviewed and adjusted, if appropriate, at the end of each reporting period. The Company does not currently have any demonstration equipment but could in the future.

Note 9: Common Stock

Common Stock

As at December 31, 2021, the Company had authorized 200,000,000 common stock with $0.001 par value with 144,354,957 shares issued and outstanding. Effective June 29, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the aggregate number of authorized shares to 501,000,000, of which 500,000,000 shares are common stock with a par value of $0.001 per share and 1,000,000 shares are preferred stock (see Note 17) with a par value of $0.001 per share.

At June 30, 2023, 346,305,647 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2021	144,354,957
Conversion of convertible promissory notes	16,639,942
Shares cancelled	(197,183)
Balance, December 31, 2022	160,797,716
Conversion of convertible promissory notes	185,507,931
Balance, June 30, 2023	346,305,647

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

On April 24, 2023, the Company issued 12,235,294 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On May 22, 2023, the Company issued 5,403,846 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On May 25, 2023, the Company issued 13,076,923 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On June 5, 2023, the Company issued 13,728,814 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On June 9, 2023, the Company issued 14,491,525 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On June 14, 2023, the Company issued 15,192,307 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On June 16, 2023, the Company issued 15,192,307 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On June 20, 2023, the Company issued 10,600,962 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,461,994 (2022: $1,063,089).

Refer to other related party payables in Notes 5 and 6.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022. No changes to June 30, 2023.

Effective April 1, 2023 Rainmaker (RAKR) divested 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest. RAKR will retain management participation and will retain one out of three board seats.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of June 30, 2023 (2022: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

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

There are no lease-related assets and liabilities recorded on the Company’s consolidated balance sheet and the Company has no lease expenses.

Note 14: Stock Options

In order to compensate members of the board and executives, the following stock options have been granted, vesting as described.

●	Effective July 1, 2022, the Company granted 1,500,000 options as compensation to the newly filled position, VP Sales and 2,500,000 to the newly filled position, Executive VP Finance. 640,000 and 500,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $0.10 per Share.

●	For the period ended December 31, 2022, the Company recorded a stock option expense of $136,492. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended June 30, 2023, the Company recorded stock option expense of $34,737.

Warrants and Options
Vested	Expired	Granted	Vested	Non-Vested
Dec 31, 2022	To June 30, 2023	To June 30, 2023	To June 30, 2023	To June 30, 2023
63,611,667	25,000,000	41,700,000	40,891,667	808,333

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0172-$0.0646
Exercise Price	$0.10-$0.30
Number of Options Granted	66,700,000
Dividend Yield	0%
Expected Volatility	116-156%
Weighted Average Risk-Free Interest Rate	.06-2.88%
Term (in years)	5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At June 30, 2023, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,728,377. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended June 30,	Year ended December 31,
	2023	2022

Net Loss	(753,992)	(1,837,611)
Add back:
Stock Compensation	69,474	410,171
Amortization of Debt Discount	219,206	252,373
Taxable Income	(465,312)	(1,175,067)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	97,716	246,764
Valuation Allowance	(97,716)	(246,764)
Net Deferred Asset	-	-

Note 16: Investments

None.

Note 17: Discontinued Operations

Effective April 1, 2023, the Company came to an agreement to divest 60% of Rainmaker Worldwide Inc., the private Ontario based company (a shell with no significant assets or liabilities), leaving RAKR with a 40% ownership in this company. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of this restructuring of the Company. The restructuring was executed to facilitate the fully funded development of the North American market. This includes Rainmaker and Miranda products as per the Joint Development Agreement described herein (see Note 1 Nature of Operations under Ongoing Partnerships). The current value of the Company’s 40% interest in Rainmaker Worldwide Inc. (Ontario) is nil.

Note 18: Mezzanine Equity

Effective June 29, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the aggregate number of authorized shares to 501,000,000, of which 500,000,000 shares are common stock (see Note 9) with a par value of $0.001 per share and 1,000,000 shares are preferred stock with a par value of $0.001 per share. On May 23, 2023, a Certificate of Designation was executed designating 150,000 Preferred Stock as a new class of Preferred Stock designated Series A Preferred Stock. This Series A Preferred Stock receives 1.5% monthly fixed dividend of restricted Common Stock or cash as decided by the Company, approval on Common and Preferred Share dilution, option to appoint up to three directors, right to authorize common share rollback, buyback trigger and investor’s option to take ownership of equity (1) RAKR is no longer SEC compliant; 2) RAKR is no longer publicly traded on an OTC exchange; 3) Any breach of the conditions a-g in COD; and 4) on the 24-month anniversary of the subscription, or with an extension mutually agreed by RAKR and the holders of the Preferred Stock) and has the right to purchase and convert the Preferred Stock to Common Stock.

As of June 30, 2023 the Company has received proceeds of $150,000 for 150,000 shares of Series A Preferred Stock. These shares remain unissued as of June 30, 2023 and the amount was recorded as a stock payable.

Note 19: Subsequent Events

On July 20, 2023, 150,000 Series A Preferred Stock were issued.

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

The Company is pursuing projects in Turks and Caicos and other Caribbean countries. The Company has completed the sale of a water purification system in the Turks and Caicos using a combination of Miranda and Rainmaker technologies. In the Caribbean and Central America, locations have been identified and operating plans defined.

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $43,038, as of December 31, 2022. As of June 30th, 2023, net assets were $90,727.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had no revenue for the quarter ended June 30, 2023 and no revenue the year ended December 31, 2022 and had net losses of $753,992 and $485,851 for the quarters ended June 30, 2023 and 2022, respectively. The losses incurred to June 30, 2023, consist of general and administrative expenses (56%) and interest expense, amortization of debt discount, change in derivative liabilities and gain from operations of discontinued operations net of other income (44%). The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2022 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

The operating efficiency of these technologies allows us to provide customers with clean water at a price that is highly competitive relative to traditional alternatives. We substantially out-perform peer competitors because we can deploy remotely where the water is consumed and use up to 50% less power than those same competitors. The compact and scalable systems for AW and WW enable decentralized deployment, in which water is distributed directly to the consumption site with no expensive piping or truck transport. AW and WW are both cost-effective technology solutions and can be powered by solar, wind, or grid electricity, or a combination of power sources. They can produce roughly 5,000 to 150,000 liters of water per unit, per day, depending on the local conditions and the type of unit deployed.

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

Results of Operations for the Three Months ended June 30th, 2023 and 2022

Revenue

Revenue was $0 and $0 for the six months ended June 30th, 2023, and June 30th, 2022. The Company received a deposit for a contract in Turks and Caicos which is expected to be fulfilled in September at which point revenue will be recognized.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
General and administrative expense	$376,009	$337,056	$38,953	11.6%

Stock-based compensation expense included in general and administrative expense	$69,474	$43,991	$25,483	57.9%

General and administrative expenses, including stock-based compensation, for the six months ended June 30, 2023, increased $38,953, or 11.6%, compared to the same period in 2022. This increase primarily relates to (1) an increase of $65,948 in consulting fees, (2) stock option expense increased by approximately $25,483 and (3) Travel increased by approximately $806, combined with decreases in (1) marketing, advertising and promotion expense of approximately $1,032 and (2) general and administrative expenses of approximately $52,251. Excluding stock-based compensation, general and administrative expenses increased $13,470.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage companies, our products have yet to generate significant revenue. As a result, we have historically suffered recurring losses and we do not have the required cash resources to fully execute our business plans.

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the date of this filing, the Company raised approximately $8.22 million in gross proceeds from various private offerings of our common stock, preferred stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of June 30, 2023 and June 30, 2022, the Company had an accumulated deficit of approximately $73.5 million and $72.8 million, respectively, and stockholders’ equity of approximately $(10.4) million and $(10.3) million, respectively. As of June 30, 2023, the Company had approximately $34,000 in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements.

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

See Note 2 in our consolidated financial statements for a discussion of our significant accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2022, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of June 30, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of June 30, 2023, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.

During the 2022 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change since filing the 2023 first quarter 10-Q.

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

On April 24, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $10,400 principal was converted into 12,235,294 shares leaving a principal balance of $1,050.

On May 22, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $1,050 and accrued interest of $3,512.50 principal was converted into 5,403,846 shares. This note is now fully converted.

On May 25, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $8,500 principal was converted into 13,076,923 shares leaving a principal balance of $35,750.

On June 5, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated

October 25, 2022. $8,100 principal was converted into 13,728,814 shares leaving a principal balance of $27,650.

On June 9, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $8,550 principal was converted into 14,491,525 shares leaving a principal balance of $19,100.

On June 14, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated

October 25, 2022. $7,900 principal was converted into 15,192,307 shares leaving a principal balance of $11,200.

On June 16, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated

October 25, 2022. $7,900 principal was converted into 15,192,307 shares leaving a principal balance of $3,300.

On June 20, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $3,300 principal and accrued interest of $2212.50 was converted into 10,600,962. This note is now fully converted.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable to smaller companies.

Item 5. Other Information

None

Item 6. Exhibits

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: August 14, 2023	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

