Form 10-Q
period 2023-09-30
Rainmaker Worldwide Inc.
filed 2023-12-08
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of December 7, 2023 was 487,182,113. The number of shares of the registrant’s Preferred Stock, $0.001 par value, outstanding as of December 7, 2023 was 150,000.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Balance Sheets

	September	December 31,
	30, 2023	2022
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$368	$7,130
Other receivables	5,493	5,527
Prepaid expenses	25,002	30,381
Total Current Assets	30,863	43,038

Total Assets	$30,863	$43,038

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$172,634	$147,345
Related party payables	1,502,421	1,261,984
Accrued liabilities	70,483	783,118
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable net of discount of $84,190 and $328,501	3,972,895	2,978,347
Notes payable - related parties	73,516	83,598
Other loans payable	-	50,000
Derivative liabilities	282,326	502,611

Total Current Liabilities	10,610,685	10,343,413

Total Liabilities	$10,610,685	$10,343,413

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 150,000 issued and outstanding at September 30, 2023 and nil issued and outstanding at December 31, 2022	$150,000	$-
Total Mezzanine Equity	$150,000	$-

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 441,457,754 and 160,797,716 outstanding at September 30, 2023 and December 31, 2022, respectively	$441,458	$160,798
Additional paid-in capital	62,611,339	62,000,842
Accumulated deficit	(73,782,619)	(72,834,664)
Accumulated other comprehensive income	-	372,649
Total Stockholders’ Equity (Deficit)	$(10,729,822)	$(10,300,375)
Total Liabilities and Stockholders’ Equity (Deficit)	$30,863	$43,038

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Three month	Three month	Nine month	Nine month
	September 30	September 30	September 30	September 30
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$78,912	$-	$78,912	$-

Cost of Goods Sold	61,940	-	61,940	-

Gross Margin	16,972	-	16,972	-

Expenses
General and administrative expense	90,893	309,462	466,902	646,518
Total Expenses	90,893	309,462	466,902	646,518

Loss from Operations	(73,921)	(309,462)	(449,930)	(646,518)

Other income (expense)
Other income	-	-	-	20,000
Interest expense	(102,286)	(89,650)	(279,940)	(258,445)
Amortization of debt discount	(38,661)	(62,810)	(365,814)	(62,810)
Change in derivative liabilities expense	20,905	8,192	134,574	8,192
Total other income (expense)	(120,042)	(144,268)	(511,180)	(293,063)

Loss from continuing operations	(193,963)	(453,730)	(961,110)	(939,581)

Discontinued operations:
Loss from operations of discontinued operations	-	-	13,155	-
Total discontinued operations	$-	$-	$13,155	$-

Net income (loss)	$(193,963)	$(453,730)	$(947,955)	$(939,581)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	-	73,691	-	92,877
Net income (loss) and comprehensive income (loss)	$(193,963)	$(380,039)	$(947,955)	$(846,704)
Net loss per share:
Basic and diluted	$(0.001)	$(0.003)	$(0.003)	$(0.007)

Weighted average number of common shares outstanding:
Basic and diluted	357,925,018	145,217,066	277,443,496	144,632,483

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit) (Unaudited)

	Mezzanine Equity
	Series A Preferred Stock								Accumulated
			Additional paid-in	Stock Payable -	Common Stock		Additional paid-in		other comprehensive
	Shares	Amount	capital ($)	Preferred	Shares	Amount ($)	capital ($)	Deficit ($)	income ($)	Total
Balance, December 31, 2021				-	144,354,957	$144,355	$61,686,839	$(70,997,053)	$295,018	$(8,870,841)

Stock-based compensation					-	-	22,335	-	-	22,335
Foreign currency translation					-	-	-	-	(16,953)	(16,953)
Net gain (loss) for the quarter					-	-	-	(209,724)	-	(209,724)
Balance, March 31, 2022				-	144,354,957	144,355	61,709,174	(71,206,777)	278,065	(9,075,183)

Stock-based compensation					-	-	21,656	-	-	21,656
Foreign currency translation					-	-	-	-	36,139	36,139
Net gain (loss) for the year					-	-	-	(276,127)	-	(276,127)
Balance, June 30, 2022				-	144,354,957	144,355	61,730,830	(71,482,904)	314,204	(9,293,515)

Conversion of convertible promissory notes					8,651,734	8,652	116,159			124,811
Shares cancelled					(197,183)	(197)	197			-
Stock-based compensation							57,765			57,765
Foreign currency translation									73,691	73,691
Net gain (loss) for the quarter								(453,730)		(453,730)
Balance, September 30, 2022				-	152,809,508	152,810	61,904,951	(71,936,634)	387,895	(9,490,978)

Balance, December 31, 2022				-	160,797,716	$160,798	$62,000,842	$(72,834,664)	$372,649	$(10,300,375)

Conversion of convertible promissory notes					85,585,953	85,586	168,203	-	-	253,789
Stock-based compensation					-	-	34,737	-	-	34,737
Foreign currency translation					-	-	-	-	(13,155)	(13,155)
Net gain (loss) for the period					-	-	-	(441,875)	-	(441,875)
Balance, March 31, 2023				-	246,383,669	246,384	62,203,782	(73,276,539)	359,494	$(10,466,879)

Conversion of convertible promissory notes					99,921,978	99,922	9,337	-	-	109,259
Stock-based compensation					-	-	34,737	-	-	34,737
Stock payable-Preferred				150,000			-	-	-	-
Foreign currency translation re disposal of foreign subsidiary					-	-	359,494	-	(359,494)	-
Net gain (loss) for the period					-	-	-	(312,117)	-	(312,117)
Balance, June 30, 2023				$150,000	346,305,647	$346,306	$62,607,350	$(73,588,656)	$0	$(10,635,000)

Conversion of convertible promissory notes					95,152,107	95,152	(16,309)	-	-	78,843
Stock-based compensation					-	-	20,298	-	-	20,298
Issuance of Series A preferred stock for cash	150,000	$150.00	$149,850	(150,000)						-
Disposition of discontinued operations					-	-	-	-	-	-
Foreign currency translation re disposal of foreign subsidiary					-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	(193,963)	-	(193,963)
Balance, September 30, 2023	150,000	$150	$149,850	$-	441,457,754	$441,458	$62,611,339	$(73,782,619)	$-	$(10,729,822)

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(947,955)	$(939,581)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	89,772	101,756
Change in fair value of derivative liabilities	(134,574)	(8,192)
Discount amortization	365,814	62,810
Change in operating assets and liabilities:
Accounts receivable	34	(5,134)
Prepaid expenses	5,379	(22,884)
Accounts payable, related party payables and accrued liabilities	482,005	483,168
Customer deposits	-	7,383

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(139,525)	(320,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	-
CASH USED FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock-Preferred stock	150,000	-
Proceeds from convertible notes	56,000	246,250
Repayment on debt	(50,000)	-
Borrowed on debt-related party	-	11,268
Repayments on debt-related party	(10,082)	(23,090)

CASH PROVIDED BY FINANCING ACTIVITIES	145,918	234,428
Effect on Foreign Currency Exchange	(13,155)	92,877

NET INCREASE (DECREASE) IN CASH	(6,762)	6,631

CASH AT BEGINNING OF YEAR	7,130	4,337

CASH AT PERIOD END	$368	$10,968

NON-CASH TRANSACTIONS
Receipts of prepaid inventory	-	80,000
Share cancellation	-	197
Shares issued for conversion	441,891	124,811
Initial Derivative Liability/Discount	73,594	117,597
Reattribution of AOCI for disposal of foreign subsidiary	359,494	-
Interest on note rolled into principal	918,154	-

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

Ongoing Partnerships

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) whose primary operations reside in Ankara, Turkey. This JDA allows for reciprocal distribution rights for all of RAKR’s and Miranda’s combined technologies and fosters a long-term technological integration strategy between the two companies. The first result of this JDA was achieved in May of 2023 with a purchase order from Turks and Caicos. Delivery to Turks and Caicos has occurred and commissioning is expected by end of November, 2023. We will also deliver an Air-to-Water machine to be commissioned alongside the water treatment plant.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $73,782,619. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues recognized at September 30, 2023 and September 30, 2022 are $78,912 and nil, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of September 30, 2023, the Company had no cash equivalents.

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

Note 3: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. On July 26, 2022, this note required derivative treatment. On September 30, 2023, the derivative value of this note was $2,355.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date has been extended to March 14, 2024. On July 26, 2022, this note required derivative treatment. On September 30, 2023, the derivative value of this note was $276,509.

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

On February 21, 2023, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (February 21, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q3, 2023, this note went through conversions reducing the principal amount by $44,230, converting into 95,152,107 common shares. Remaining for this note is $20 principal and accrued interest of $2526.59 at September 30, 2023. This note had an Original Issue Discount of $4,250 and as of September 30, 2023, it is fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On May 8, 2023, the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity. This note had an Original Issue Discount of $5,000 and as of September 30, 2023, $1,986.30 has been amortized. There were no conversions as of September 30, 2023.

Note 4: Derivative Liabilities

Derivative liabilities – Convertible Notes

In Q3, 2022, the convertible debt issued February 7, 2022, March 11, 2022, June 28, 2022 and July 26, 2022 became eligible for conversion on August 6, 2022, September 7, 2022, December 25, 2022 and January 22, 2023 respectively. The Company engaged a third-party consultant to determine the fair value of the convertible notes at the end of each quarter. The subsequent evaluation determined that the notes should be accounted for as derivative liabilities upon the date they became convertible due to the variable conversion price included in each note based on Financial Accounting Standards Board (“FASB”) guidance. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. Since the issuance of the convertible notes mentioned above, three more convertible notes were issued (as discussed in Note 3) for a total of seven of which six are fully converted and debt discount fully amortized. The total derivative liabilities associated with these notes eligible for conversion at September 30, 2023 was $277 and $57,344 at September 30, 2022. The Company’s debt discount relating to these convertible notes amounted to $77,362 at September 30, 2023 and the Company recorded interest expense for the amortization of the discount in the amount of $365,815 at September 30, 2023. The Company recorded a change in the value of embedded derivative liabilities expense of $44 for the three months ended September 30, 2023 ($9,367 year to date).

On July 26, 2022, due to the tainted equity environment, existing convertible notes required derivative treatment. The convertible note in the amount of $8,200 and the convertible note in the amount of $3,105,896.72 (discussed in Note 3) had an initial debt discount of $397,542, loss on initial derivative of $126,888 and a derivative liability of $524,330. At September 30, 2023, the derivative liability value of these notes was $279,494 and represents a decrease in fair value of $102,170 since December 31, 2022. On September 30, 2022, this situation did not exist.

Derivative liabilities – Warrants

Due to the tainted equity environment at July 26, 2022, the Company recognized derivative liability for existing warrants in the amount of $273,679. On December 31, 2022, a gain on derivative liabilities was recognized in the amount of $229,355 leaving a fair value at December 31, 2022 of $44,324 for warrants. On September 30, 2023, a loss on derivative liabilities was recognized in the amount of $3,794 leaving a fair value of $2,552 for warrants at September 30, 2023.

Derivative liabilities (fair value)

Beginning Balance	$502,611
Change due to Issuances	108,440
Change due to Conversions	(194,151)
Mark-to-market	(134,574)
Ending Balance	$282,326

Note 5: Notes Payable, Related Parties

Promissory notes dated November 6, 2016 with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. Accrued interest to September 30, 2023 on these notes is $5,298.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $14,466 remains.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. At December 31, 2022, the Company owed this party $10,081. This amount has been repaid during Q2 and the balance owing as of September 30, 2023 is nil.

Note 6: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same with the exception of a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of September 30, 2023, this accrued interest remains outstanding.

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

At September 30, 2023, 441,457,754 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2021	144,354,957
Conversion of convertible promissory notes	16,639,942
Shares cancelled	(197,183)
Balance, December 31, 2022	160,797,716
Conversion of convertible promissory notes	280,660,038
Balance, September 30, 2023	441,457,754

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

On September 5, 2023, the Company issued 17,203,389 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On September 12, 2023, the Company issued 18,076,923 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On September 21, 2023, the Company issued 19,000,000 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On September 26, 2023, the Company issued 19,897,436 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On September 27, 2023, the Company issued 20,974,359 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,502,421 (2022: $1,143,145).

Refer to other related party payables in Notes 5 and 6.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022. No changes to September 30, 2023.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of September 30, 2023 (2022: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

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

There are no lease-related assets and liabilities recorded on the Company’s consolidated balance sheet and the Company has no lease expenses.

Note 14: Stock Options

In order to compensate members of the board and executives, the following stock options have been granted, vesting as described.

●	Effective July 1, 2022, the Company granted 1,500,000 options as compensation to the newly filled position, VP Sales and 2,500,000 to the newly filled position, Executive VP Finance. 640,000 and 500,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $0.10 per Share.

●	For the period ended December 31, 2022, the Company recorded a stock option expense of $136,492. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended September 30, 2023, the Company recorded stock option expense of $20,298.

Warrants and Options
Vested	Expired	Granted	Vested	Non-Vested
Dec 31, 2022	To September 30, 2023	To September 30, 2023	To September 30, 2023	To September 30, 2023
63,611,667	25,000,000	41,700,000	40,316,667	383,333

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0172-$0.0646
Exercise Price	$0.10-$0.30
Number of Options Granted	66,700,000
Dividend Yield	0%
Expected Volatility	116-156%
Weighted Average Risk-Free Interest Rate	.06- 2.88%
Term (in years)	5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At September 30, 2023, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,734,058. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended September 30,	Year ended December 31,
	2023	2022

Net Loss	(947,955)	(1,837,611)
Add back:
Stock Compensation	89,772	410,171
Amortization of Debt Discount	365,814	252,373
Taxable Income	(492,369)	(1,175,067)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	103,397	246,764
Valuation Allowance	(103,397)	(246,764)
Net Deferred Asset	-	-

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

On May 23, 2023, a Certificate of Designation was executed designating 150,000 Preferred Stock as a new class of Preferred Stock designated Series A Preferred Stock. The total face value of this entire series is one hundred and fifty thousand dollars ($150,000). Each share of Series A Preferred Stock has a stated face value of $1.00 and is convertible into shares of fully paid and non-assessable shares of common stock of the Company at $0.0006 per share when common stock becomes available for issuance.

The holder of Series A Preferred Stock have the following rights:

(a) 1.5% MONTHLY FIXED DIVIDEND ON RESTRICTED COMMON STOCK:

Each share of Preferred Stock shall be entitled to a monthly fixed dividend of 1.5% of the original purchase price of such share (the “Monthly Dividend”), payable in cash or, at the option of the Company, in shares of Restricted Common Stock, as determined by the Board of Directors. The Monthly Dividend shall be calculated based on the original purchase price of the Preferred Stock and shall be paid on a monthly basis, with the first payment due one month following the Closing Date and continuing until the earlier of the redemption of the Preferred Stock or the conversion of such shares into shares of Common Stock;

The amount of the Monthly Dividend payable in shares of Restricted Common Stock shall be based on the volume-weighted average price (“VWAP”) of the Common Stock over the 30-day period ending on the last trading day of the month preceding the payment date. The number of shares of Restricted Common Stock to be issued in payment of the Monthly Dividend shall be determined by dividing the amount of the Monthly Dividend payable in shares of Restricted Common Stock by the VWAP; and

The Company may, in its sole discretion, elect to pay the Monthly Dividend in cash or in shares of Restricted Common Stock, subject to the provisions of this Agreement. If the Company elects to pay the Monthly Dividend in cash, it shall be paid on or before the fifteenth day of each calendar month, beginning with the month following the Closing Date. If the Company elects to pay the Monthly Dividend in shares of Restricted Common Stock, such shares shall be issued on or before the fifteenth day of each calendar month, beginning with the month following the Closing Date, subject to the limitations set forth herein.

(b) APPROVAL ON COMMON AND PREFERRED SHARE DILUTION:

Each share of Preferred Stock shall be entitled to approval rights on any future dilution of the Common Stock or Preferred Stock of the Company, subject to the terms and conditions set forth herein. In connection with any proposed issuance of Common Stock or Preferred Stock that would result in a dilution of the existing Common Stock or Preferred Stock of the Company, the Company shall provide written notice to the holders of Preferred Stock (the “Holders”) no less than ten (10) days prior to the proposed issuance, including the proposed terms of such issuance;

The Holders shall have the right to approve or reject the proposed issuance, such approval not to be unreasonably withheld and taking into consideration the financial situation of the Company at the time of the requested dilution. The Company shall not issue any Common Stock or Preferred Stock that would result in a dilution of the existing Common Stock or Preferred Stock of the Company without the approval of the Holders, except as provided herein. Nothing in this Section shall prohibit the Company from issuing any shares of common stock upon the exercise or conversion of currently outstanding securities;

If the Holders approve the proposed issuance, the Company shall use its best efforts to issue and deliver the Common Stock or Preferred Stock within ten (10) business days of such approval. If the Holders reject the proposed issuance, the Company may not issue any Common Stock or Preferred Stock on the proposed terms, unless and until the proposed terms are revised to the satisfaction of the Holders. Any proposed issuance that is not approved by the Holders shall be deemed a breach of this Agreement; and

The approval rights set forth herein shall terminate upon the earliest of (i) the conversion or redemption of all outstanding Preferred Stock, (ii) the occurrence of a Change of Control, or (iii) the written agreement of the Company and the Holders.

(c) OPTION TO APPOINT DIRECTORS:

Each holder of Preferred Stock shall be entitled to the right to appoint up to three (3) directors to the Board of Directors of the Company. The right to appoint directors shall be subject to the terms and conditions set forth herein;

If a holder of Preferred Stock wishes to exercise their right to appoint directors, they shall provide written notice to the Company no less than thirty (30) days prior to the date of the Company’s annual meeting of stockholders. The notice shall identify the individuals proposed to be appointed as directors and shall include all information required to be disclosed under applicable law;

The Company shall use its best efforts to ensure that the individuals proposed to be appointed as directors are duly elected to the Board of Directors at the annual meeting of stockholders. If the Company fails to cause the individuals proposed to be appointed as directors to be duly elected, then the Company shall take such actions as may be necessary or appropriate to ensure that such individuals are appointed as directors; and

The right to appoint directors set forth herein shall terminate upon the earliest of (i) the conversion or redemption of all outstanding Preferred Stock, (ii) the occurrence of a Change of Control, or (iii) the written agreement of the Company and the holders of a majority of the outstanding shares of Preferred Stock.

(d) RIGHT TO AUTHORIZE A ROLLBACK OF COMMON SHARES

The holder(s) Preferred Stock shall have the right to authorize a rollback of common shares of the Company in accordance with the terms and conditions set forth herein. For the purposes of this section, a “rollback of common shares” shall mean a reverse stock split or any other transaction or series of transactions that reduces the number of outstanding common shares of the Company;

In the event that the holder(s) of Preferred Stock wish to authorize a rollback of common shares, they shall provide written notice to the Company of their intention to do so. Such notice shall identify the proposed terms of the rollback, including the ratio of common shares to be exchanged for each new share;

The Company shall use its best efforts to carry out the rollback in accordance with the terms set forth in the notice. If the Company is unable to carry out the rollback as proposed, it shall promptly notify the holder(s) of Preferred Stock and negotiate with them in good faith to reach an agreement on the terms of the rollback; and

The right to authorize a rollback of common shares set forth herein shall terminate upon the earliest of (i) the conversion or redemption of all outstanding Preferred Stock, (ii) the occurrence of a Change of Control, or (iii) the written agreement of the Company and the holders of a majority of the outstanding shares of Preferred Stock.

In the event that the Company puts forth a proposal to effect a reverse stock split of the Company’s Common Stock, the holders of the Preferred Stock shall have the right to vote 50.1% of the amount of shares on such proposal.

(e) BUYBACK TRIGGER AND INVESTOR’S OPTION TO TAKE OWNERSHIP OF EQUITY

The Preferred Stock shall have a Buyback trigger based on the following conditions. The Preferred Stockholders have the right to do demand/receive cash if any of the following happen. To date, no such demands have been made:

1) RAKR is no longer SEC compliant;

2) RAKR is no longer publicly traded on an OTC exchange;

3) Any breach of the conditions (a-g);

4) On the 24-month anniversary of the subscription, or with an extension mutually agreed by RAKR and the holder(s) of Preferred Stock.

If any of the above triggers occur and RAKR fails to repurchase the Preferred Stock within 60 days of the occurrence of such trigger, the holder(s) of the Preferred Stock shall have the right to exercise an option to take ownership of the Ontario Rainmaker Worldwide Common Share equity owned by RAKR, subject to the following conditions:

i. The option to take ownership of the equity must be exercised within 60 days of the expiration of the repurchase period described above;

ii. The value of the equity to be transferred to the holder(s) of Preferred Stock shall be equal to the aggregate principal amount of the Preferred Stock outstanding at the time of exercise of the option; and

iii. The transfer of the equity shall be subject to any applicable laws and regulations, including without limitation any securities laws and regulations.

(f) RIGHT TO PURCHASE AND CONVERT TO COMMON STOCK

The holder of the Preferred Stock shall have the right to purchase, when common stock becomes available for issuance, up to US$600,000 worth of common stock of the Company at a price of US$0.0006 per share, reflecting a discount to market price at the time of signing this agreement of 50% and/or convert the Preferred Stock with the same conversion terms as above.

The exercise of these rights are subject to the following terms and conditions:

i. Availability of Shares: The purchase of common stock by the holder of the Preferred Stock shall be contingent upon the Company making such shares available for issuance.

ii. Purchase Notice: When common stock becomes available for issuance, the holder of the Preferred Stock shall provide a written notice to the Company indicating their intent to exercise their right to purchase the common stock. The notice shall specify the desired number of shares to be purchased, not exceeding the US$600,000 limit.

iii. Purchase Price: The purchase price per share shall be US$0.0006, reflecting a discount to market price of 50% at the time of signing this agreement.

iv. Payment Terms: The holder of the Preferred Stock shall remit the full payment for the purchased common stock within a specified timeframe determined by the Company.

v. Transfer of Shares: Upon receipt of the full payment, the Company shall transfer the purchased common stock to the holder of the Preferred Stock, and the stock certificates or electronic equivalents shall be issued accordingly.

vi. Limitations: The right to purchase common stock is subject to applicable laws, regulations, and the Company’s Articles of Incorporation and Bylaws.

(g) Voting Rights.

The Series A Holder shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders and their approval shall be required to effect such action. In the event that the Company determines to put forth a proposal to its stockholders to effect a reverse split of its outstanding Common Stock, the Series A holder shall have the right to such number of votes as shall equal 50.1% of the voting stock of the Company.

As of May 26, 2023 the Company received $150,000 for 150,000 shares of Series A Preferred Stock. These shares were issued July 20, 2023.

As of September 30, 2023 and December 31, 2022, the Company had 150,000 shares of Series A Preferred Stock outstanding and none, respectively, and recorded as mezzanine at face value of $150,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

Note 19: Subsequent Events

On October 3, 2023, the Company issued 5,724,359 Common Shares for the convertible promissory note dated February 21, 2023, originally in the amount of $44,250. This was the final conversion for this note in the amount of $20 principal and $2,212.50 interest.

On November 6, 2023, the Company issued 40,000,000 Common Shares to Rainmaker Worldwide Inc. (Ontario) (RWI) as part of the Share Purchase agreement for RWI to acquire 100% of the common shares of Miranda. This satisfies the full requirement of the Company to retain a 40% interest in Miranda.

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

Effective April 1, 2023, Rainmaker (RAKR) divested 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest. RWI will be the driver of operations in Canada, the Caribbean, Central America and South America. RAKR will retain a management participation and will retain one out of three board seats. The rationale for the divestiture and restructuring was to have RWI serve as a vehicle to acquire complementary technology and companies. As a private company, acquisitions, including the purchase of 100% of the common stock of Miranda, become easier to finance and operate. The new majority owners have agreed to provide the necessary working capital to affect this and future transactions. In addition, with majority Canadian owners and a technology history, RWI is now eligible for a large range of grants and preferable financing options that were not previously accessible with a Canadian company that was wholly owned by a US based public company.

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

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company, on a consolidated basis, had total assets of $43,038, as of December 31, 2022. As of September 30th, 2023, net assets were $30,863.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Sales are heavily driven by independent distributors and project developers. The Company had $78,912 in revenue for the quarter ended September 30, 2023 as the result of the delivery of a water treatment system to Turks and Caicos and no revenue for the quarter September 30, 2022 and had net losses of $961,110 and $939,581 for the quarters ended September 30, 2023 and 2022, respectively. The losses incurred to September 30, 2023, consist of general and administrative expenses (64%) and interest expense, amortization of debt discount, change in derivative liabilities and gain from operations of discontinued operations net of other income (36%). The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2022 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

The acquisition of Miranda provides the Company with a full suite of water production and purifications systems that are distributed and available to communities who need them the most.

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

As a result of the pending acquisition of Miranda, RAKR has access to a much expanded and complimentary product line. Miranda and its partners have been providing products and services globally for over ten years to over thirty countries.

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

Results of Operations for the Nine Months ended September 30th, 2023 and 2022

Revenue

Revenue was $78,912 as a result of the delivery of the water treatment system to Turks and Caicos and $0 for the nine months ended September 30th, 2023, and September 30th, 2022 respectively.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
General and administrative expense	$466,902	$646,518	$(179,616)	(27.8%)

Stock-based compensation expense included in general and administrative expense	$89,772	$101,755	$(11,983)	(11.8%)

General and administrative expenses, including stock-based compensation, for the nine months ended September 30, 2023, decreased $179,616, or 27.8%, compared to the same period in 2022. This decrease primarily relates to (1) a decrease of $144,227 in general and administrative expenses, (2) consulting expense decrease of $19,052, (3) stock option expense decreased of $11,983, (4) travel expense decreased by approximately $2,830, and (5) marketing, advertising and promotion expense decreased by approximately $1,524. Excluding stock-based compensation, general and administrative expenses decreased $167,633.

Liquidity and Capital Resources

Management’s Plans

While we are similar to other development stage companies, we have now pursued and executed a strategy whereby we have a full suite of products that can deliver distributed water solutions globally. To date, our products have yet to generate significant revenue. As a result, we have historically suffered recurring losses and we do not have the required cash resources to fully execute our business plans.

Historically, the Company’s major sources of cash have been comprised of proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the date of this filing, the Company raised approximately $8.22 million in gross proceeds from various private offerings of our common stock, preferred stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of September 30, 2023 and September 30, 2022, the Company had an accumulated deficit of approximately $73.8 million and $71.9 million, respectively, and stockholders’ equity of approximately $(10.7) million and $(9.5) million, respectively. As of September 30, 2023, the Company had approximately $370 in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2022, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2023, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of September 30, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of September 30, 2023, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change since filing the 2023 second quarter 10-Q.

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

On September 5, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $10,150 principal was converted into 17,203,389 shares leaving a principal balance of $34,100.

On September 12, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $9,400 principal was converted into 18,076,923 shares leaving a principal balance of $24,700.

On September 21, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $8,740 principal was converted into 19,000,000 shares leaving a principal balance of $15,960.

On September 26, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $7,760 principal was converted into 19,897,436 shares leaving a principal balance of $8,200.

On September 27, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $8,180 principal was converted into 20,974,359 shares leaving a principal balance of $20.

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

Rainmaker Worldwide Inc.

Date: December 8, 2023	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

