Form 10-K
period 2023-12-31
Rainmaker Worldwide Inc.
filed 2024-04-01
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 000-56311

Rainmaker Worldwide Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

(877) 334-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Emerging growth company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting common equity held by non-affiliates was approximately $470,663 based on the closing bid price and asked price of $0.0014 of the registrant’s common stock on the OTC: Pink.

The registrant had 499,682,113 shares of common stock, par value $0.001 per share, outstanding as of March 22, 2024.

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

Background

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017, in a reverse merger.

Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario Corporation, was formed in Peterborough, Ontario, Canada on July 21, 2014, under the Ontario Business Corporations Act to finance and commercialize patented technology and to consolidate the assets, intellectual property, and executive management expertise of Dutch Rainmaker B.V. (“DRM”). On March 31, 2023, the Company sold a 60% interest in RWI leaving the Company, with a 40% interest going forward. RWI in turn finalized the purchase of a 60% interest Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc.(“Miranda”). The remaining 40% of the Miranda shares will be acquired over a maximum two-year period. RWI is now focused on business development activities in North, South and Central America along with the Caribbean. We are implementing projects going forward using proprietary technology of Rainmaker Holland B.V. (“RHBV”). The Company now owns 12% ownership interest in RHBV.

On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders at the time. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares of stock in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the consummation of the transaction. As part of the Merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. The Company trades on the OTC: Pink under the symbol RAKR.

On July 15, 2020, Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would have focused on Water-as-a-Service (“WaaS”). Rainmaker management would have assumed operational leadership of the combined entity. The transaction was subject to completion of an equity financing, or series of financings, for a minimum of US$15 million at a share price to be mutually agreed prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing was originally expected to occur prior to December 31, 2020, but was subject to extension to February 28, 2021, under certain circumstances if mutually agreed by the parties. As part of this process, Sphere 3D agreed to advance US$1.85 million to Rainmaker by way of a secured convertible note for Rainmaker to sustain multiple growth initiatives. The funds were used to fulfill recent contracts and expand its equipment production capacity. This note remains payable and is presented in RAKR’s financial statements. Due to various transactional and regulatory complications the agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

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

The Company utilizes two main types of energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms the full range of wastewater to contaminated water using a combination of the Company’s technologies with the now broadened product portfolio thanks to the acquisition of Miranda.

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $43,038, as of December 31, 2022. As of December 31, 2023, net assets were $30,725.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had $78,912 in revenue for the year ending December 31, 2023 and no revenue for the year ending December 31, 2022 and had net losses of $1,218,908 and $1,837,611 for the years ended December 31, 2023 and 2022, respectively. The losses in 2023 have been reduced by 34% compared to 2022. The 2023 losses are driven by operating expenses, the first important component being the cost associated with maintaining the Company’s listing and current filing status with the SEC. The second component is consulting expenses including stock option expenses which incorporate derivative liabilities for warrants, the majority of which remains on the balance sheet as related party payables. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2023 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic. As a global corporation, the economic effects for the Company were substantial and there are still lingering economic impacts globally.

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

Air-to-Water (AW) – Harvests fresh water from airborne humidity by using advanced heating and cooling technologies. Water-to-Water (WW) – Transforms contaminated water (saltwater, sewage, polluted) into safe, clean water by using environmentally sustainable processes.

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

Cost Information

Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter including bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders.

Business Model

The RAKR business model typically begins with the identification of a trusted local partner. When applicable, the next step is to enter into JV structures which maximize value to all stakeholder-parties. The Rainmaker delivery systems are installed by our team and serviced by entering into contracts with local third-party experts that are trained in the technology.

In addition, over the course of the past year, we have been developing partnerships with highly experienced developers of complementary technology. That gives RAKR the ability to have a more comprehensive product set when proposing solutions to communities, developers and commercial entities. The most significant agreement to date was with Miranda. The Miranda distribution agreements formed in 2023 have now been formalized with the acquisition of Miranda in January of 2024.

RAKR and Miranda’s combined technologies are part of the Company’s long-term technological integration strategy. Miranda has been delivering systems for more than ten years across 40 countries globally. As a result, their global experience is invaluable to Rainmaker and Rainmaker shareholders.

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

The World Health Organization estimates that 50 liters of water per day is required per individual to meet basic needs. It is estimated by the OECD that by 2030 nearly half of humanity will be living in a condition of severe water stress. Currently, according to UNICEF, 2.2 billion people around the globe lack safe drinking water. While high-income countries treat 70% of wastewater, low-income countries treat only 8%. With the world’s population expected to reach 9 billion by 2038, the global need is indisputably high. Much of the population expansion is or will be in the very areas that are already suffering from the problem of water scarcity.

The above analysis points to a global market for water that is very large. In 2015, the annual global water market for all purposes and uses was $650 billion and it is expected to expand to $1 trillion by 2025. (Source: RobecoSAM Study (2015, June). Water: the market of the future). Applying RAKR’s approach against the purposes and uses defined above, our solutions are tailored to meet roughly 70% of that global level of demand.

Suppliers

As stated previously, our principal suppliers for the Company’s technologies to be deployed will either be RHBV or Miranda. Should RHBV not supply the appropriate scale of technology required by a project, RAKR has identified multiple alternative sources of technologies. The Company now has access to an impressive suite of water purification technologies by virtue of its acquisition of Miranda.

We also have suppliers of complementary technology that we expect to be delivering in 2023 to diversify the Rainmaker business model. Complementary and supplemental technology (i.e., bottling, pre-post wastewater treatment, mineralization solutions, and renewable energy) – suppliers are global, abundant, and highly competitive so as to ensure the lowest cost per liter.

The Company and RWI will continue to seek relationships with other technologies in the market that are complementary to our collective offering.

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

Government Subsidies and Incentives

While RAKR is not currently pursuing subsidies and incentives, we believe that over time such programs will be applicable to the Company, and we will pursue them in due course. RWI, RAKR’s 40% owned subsidiary, will begin to seek Subsidies and Incentives as it is now majority Canadian shareholder owned. One example is First Nations in Canada where there is an ongoing and desperate shortage of safe drinkable and general-purpose water.

Over time, RAKR will seek international subsidies and incentives through its deployment of technology in underserved countries and particular communities within countries.

Intellectual Property

We have indirect access to considerable intellectual property assets as a consequence of our partial ownership of and various partnerships with RHBV and Miranda. We believe that this allows us to maintain a competitive edge.

Company Executive and Consulting Resources

The direct Executives of RAKR are represented by Michael O’Connor, Director, Executive Chairman and CEO and Kelly White, EVP of Finance. These resources are sourced through consulting agreements.

We have an extended sales force through our distribution partners. Currently we have distribution partners with global reach.

Legal services have been provided by Sichenzia Ross Ference LLP since November 2017.

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

The Company has recently commercialized its business to deploy its technologies using AW and WW and partner products and services. Consequently, the Company has limited operating history and an unproven marketing and sales strategy. Our primary activities to date have been the research and development of intellectual property and technology assets and identifying prospective global clients that management believes would operationalize our technologies. As such, we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and investment prospects difficult. The Company’s success is dependent upon the successful development and implementation of suitable water projects and establishing its water production technology capabilities in a variety of complex environmental crises worldwide. Any future success that we might achieve will depend upon various factors, including factors beyond our control that cannot be predicted at this time. These factors may include but are not limited to:

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

Our independent registered public accounting firm’s opinion on our Fiscal 2023 financial statements has a “going concern” explanatory paragraph. Such an opinion may make parties reluctant to extend trade credit to us or raise capital and thereby make it more difficult for us to conduct our business operations. In addition, such an opinion from the independent registered public accounting firm may also make third parties reluctant to do business with us or to invest funds in our company, thereby raising difficulties for us in the conduct of our business.

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

We expect to raise additional funds by engaging in equity and/or debt financing transactions if capital providers supply the desired amount of financial capital on the basis of terms we believe reasonable to provide for working capital needs, finance the acquisition of capital assets, and carry out business development efforts in the best interest of existing shareholders. Any sales of additional equity and/or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company. Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow before there would be any return to investors. On June 29, 2022 the Company increased its authorized capital to 500,000,000 and established one million preferred shares of which 150,000 have been issued.

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

The Company’s business strategy is to commercialize our technologies that management believes may have significant humanitarian and commercial application, thereby affecting corporate value for the benefit of equity holders. The Company’s business strategy includes developing a global marketing and sales network, and there is no assurance that we will be able to successfully identify and/or develop commercial partners for our products. In addition, even if we identify and/or develop commercial partners, distributors, and/or JVs, the time and cost of developing these relationships or otherwise obtaining local permits and guidelines, may exceed our expectations, or, when developed, the amount of water available may fall significantly short of expectations, which may provide a lower return on investment or a loss to the Company.

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

A significant number of the Company’s outstanding shares remain with resale restrictions however we have 392,559,425 (78.6%) shares in the public float.

The shares of the Company’s common stock issued in the 2017 were issued and designated as “restricted” or “control” shares as defined in Rule 144 under the Securities Act and are subject to resale restrictions. Consequently, these shares were not able to be freely sold at the time unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. As of March 22, 2024, approximately 392,559,425 shares of the Company’s common stock, held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. This represents approximately 78.6% of the total issued and outstanding shares of stock. While this remains a risk factor the number of shareholders and the percent of tradeable shares suggest a functioning market for the Company’s shares.

Cybersecurity Risks

While many companies face real threats of cybersecurity, the Company does not rely heavily on IT infrastructure to conduct its day-to-day business. From time to time, the Company’s limited IT systems are upgraded with the necessary security protocols recommended by the Company’s IT consultant. We do not rely heavily on IT systems to store sensitive information that would have an adverse effect on the Company’s business.

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a public market for our common stock with volumes that have been variable over time, and we can give no assurance that there will always be a market with substantial liquidity, nor can we give assurance that the market for our stock will develop sufficiently to create significant market liquidity and/or stable market prices in the future. A stockholder may find it difficult or impossible to sell shares of our common stock on the public market because of the limited number of potential buyers at any time and/or because of fluctuations in our market price. In addition, the shares of our common stock are not eligible as a margin security, and lending institutions may not accept our common stock as collateral for a loan.

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

There is currently an active trading market for our common stock, which is quoted and traded on the OTC: Pink. The OTC is not a listing service or exchange but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions, and other factors. In addition, stock markets have from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of development stage companies such as Rainmaker, which may adversely affect the market price of our common stock in a material manner. Rainmaker is no exception and has recently experienced very high volumes and the adverse negative effects of aggressive short sellers in the market for RAKR common stock.

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

Item 1B.	Unresolved Staff Comments

Not applicable to smaller companies.

Item 1C.	Cybersecurity

Risk Management and Strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company has a third-party consultant who, from time to time, evaluates any potential cybersecurity risks on the Company’s behalf.

Governance

Board of Directors

The audit committee of the Company’s board of directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats by the Company’s Chief Executive Officer and interim Chief Financial Officer and, given the size of the Company, its IT consultant. In the event that there were ever suspicions of cybersecurity risks, updates on such risks, including material risks and threats, would be provided to the Company’s audit committee and the Company’s board of directors as required. Given the limited nature of the Company’s IT infrastructure, in the conduct of its business, there have not been any cybersecurity issues.

Management

Under the oversight of the audit committee of the Company’s board of directors, and as directed by the Company’s Chief Executive Officer who, from time to time, engages the Company’s IT consultant to review the security of its IT structure is primarily responsible for the assessment and management of material cybersecurity risks. The IT consultant has more than 20 years of experience and is fully capable of dealing with any potential cybersecurity risks.

The audit committee of the Company’s board of directors, with the assistance of the Company’s interim Chief Financial Officer, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors in Item 1A. Risk Factors in this report.

Item 2.	Properties

The Company has access to its corporate offices at 271 Brock Street, Peterborough, Ontario Canada K9H 2P8 and its main corporate telephone number is (877) 334-3820. In the previous four years we have operated from home offices and continue to do so and will use the Corporate Offices on an as needed basis.

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

Our common stock is quoted on the OTC: Pink under the symbol “RAKR”. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High*	Low*
December 31, 2023	$0.0027	$0.0020
September 30, 2023	$0.0009	$0.0007
June 30, 2023	$0.0018	$0.0014
March 31, 2023	$0.0016	$0.0013
December 31, 2022	$0.0070	$0.0035
September 30, 2022	$0.0099	$0.0090
June 30, 2022	$0.031	$0.024
March 31, 2022	$0.0204	$0.0171
*Source: yahoo!finance Historical Data

Quotations reflect interdealer prices, without retail mark up, markdown or commissions and may not represent actual transactions.

(b)	Holders

The number of holders of record of RAKR common stock at the time of filing was approximately 4,153. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by the record holders.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 3,600,000 warrants with an exercise price of $0.20 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $0.10. As well, the Company granted an additional 500,000 warrants which vested immediately at an exercise price is $0.10. All expire December 31, 2025. As of January 8, 2024, these warrants have been repriced at $0.001389.

On January 22, 2020, the Company entered into a three-year consulting agreement with a third party for consulting and business development services. The contract included warrants of which 25,000,000 remain in effect exercisable at $0.20 and expired January 21, 2023.

On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 13,500,000 warrants at an exercise price of $0.30 now expired as of October 1, 2023. A further 15,000,000 warrants were issued at an exercise price of $0.15 expiring October 1, 2025.

On April 1, 2021, the Company granted 4,100,000 options as part of an amendment to an Executive Consultant’s contract; 125,000 options vest per month commencing April 1, 2021 with a term of 5 years and exercisable at a price of $0.10 per Share. As of January 8, 2024, these options have been repriced at $0.001389.

On December 21, 2021, the Company granted 500,000 options to each of the two new Directors; for each, 100,000 options vested immediately and the balance vests over the remaining term of their appointment; each with a term of 5 years and exercisable at $0.10 per share or with a 20% discount to market based on a 30-day VWAP if it falls below $0.10, not to go below $0.07. These options are fully vested as of December 31, 2023. As of January 8, 2024, these options have been repriced at $0.001389.

On July 1, 2022, the Company granted 1,500,000 options to new VP Sales with an exercise price of $0.10 and a 5-year term with 640,000 vesting immediately and the balance equally vesting over one year. At the same time, the Company granted 2,500,000 options to an executive with an exercise price of $0.10 and a 5-year term with 500,000 vesting immediately and the balance vesting equally over one year. As of January 8, 2024, these options have been repriced at $0.001389.

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

Overview

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017, in a reverse merger. We are currently developing projects in various locations around the globe using RAKR and partner technologies. We are implementing these projects using proprietary technology of Rainmaker Holland B.V. (“RHBV”) in which the Company has a 12% ownership stake. RAKR retains access to the technology based on a cost-plus formula.

Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario Corporation, was formed in Peterborough, Ontario, Canada on July 21, 2014, under the Ontario Business Corporations Act to finance and commercialize patented technology and to consolidate the assets, intellectual property, and executive management expertise of DRM. RAKR retains a 40% interest in RWI following an investment from financial partners to affect the acquisition of Miranda.

On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders at the time. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares of stock in the capital of RWI from the RWI Shareholders (being all the issued and outstanding shares of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the consummation of the transaction. As part of the Merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger, the Company trades on the OTC: Pink under the symbol RAKR.

On July 15, 2020, Sphere 3D Corp. (NASDAQ: ANY) announced that it entered into a definitive merger agreement pursuant to which it would have acquired all the outstanding securities of Rainmaker Worldwide Inc. Upon closing, Sphere 3D’s name would have changed to Rainmaker Worldwide Inc., and its business model would have focused on Water-as-a-Service (“WaaS”). Rainmaker management would have assumed operational leadership of the combined entity. The agreement was ultimately terminated on February 12, 2021 and was subsequently announced publicly.

As a result of the incomplete Sphere 3D transaction, on March 31, 2021, the Company, including RWI, entered into a business agreement with RHBV, DRM and WWT. These companies were considered related parties on that date by virtue of stock ownership exceeding 10%. The parties agreed to an exchange of contractual obligations, debt owed, and shares of common stock in full settlement of all obligations among the parties. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of these exchanges to the Company. The Company and RHBV decided to restructure in order to optimize business operations and broaden access to the capital markets. The Company and RHBV, as mutual shareholders in each other’s company, continue to pursue the mission and objective of providing low-cost water to communities and commercial entities in need of water solutions. The Company retains a 12% ownership stake in RHBV.

The Company is headquartered in Peterborough, Ontario, Canada. The Company will utilize two main types of energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technologies can be wind driven, solar based, or can use conventional power sources, such as grid or generator. It is deployable anywhere and leaves no carbon trace if renewable resources are deployed.

Miranda Acquisition

On January 22, 2024, RWI, a 40% subsidiary of RAKR, finalized the acquisition of Miranda. The first payment of one million USD together with 40 million RAKR common shares was paid to the shareholders of Miranda. This provides RWI with controlling interest of Miranda initially at 60% of Miranda common stock holdings. The remaining two million USD is to be paid no later than 2 years from the closing date of January 22nd, 2024. Miranda is coming into 2024 after having a solid year of results in 2023 delivering projects in Iraq and Fiji among others. RWI and RAKR are actively marketing their solutions in Canada, US, Mexico, the Caribbean, Central America and South America. The expanded product portfolio will assist in market entry opportunities for Miranda and RAKR products alike, bringing revenue and value to all of the companies.

Ongoing Approach to Sales and Marketing

The Company’s ongoing focus will be to pair Rainmaker technologies with those of Miranda and their affiliate partners.

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $43,038, as of December 31, 2022. As of December 31, 2023, net assets were $30,725.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had $78,912 in revenue for the year ending December 31, 2023 and no revenue for the year ending December 31, 2022 and had net losses of $1,218,908 and $1,837,611 for the years ended December 31, 2023 and 2022, respectively. The losses in 2023 have been reduced by 34% compared to 2022. The 2023 losses are driven by operating expenses, the first important component being the cost associated with maintaining the Company’s listing and current filing status with the SEC. The second component is consulting expenses including stock option expenses which incorporate derivative liabilities for warrants, the majority of which remains on the balance sheet as related party payables. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2023 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Air-to-Water (AW) – Harvests fresh water from airborne humidity by using advanced heating and cooling technologies. Water-to-Water (WW) – Transforms contaminated water (saltwater, sewage, polluted) into safe, clean water by using an environmentally sustainable process. Through the acquisition of Miranda and RAKR’s own technology we have multiple options to purify wastewater.

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

Cost Information

Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter including bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. The market for distilled water supported in part by WW-based technology, which is essential to more specialized industrial or commercial activities, is expected to increase margins significantly.

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

In addition, over the course of the past year, we have been developing partnerships with highly experienced developers of complementary technology. That gives RAKR the ability to have a more comprehensive product set when proposing solutions to communities, developers and commercial entities. The most significant agreement to date is with Miranda.

On January 22, 2024, RWI finalized the acquisition of Miranda (RAKR owns 40% of RWI). Miranda has been delivering systems for more than ten years across 40 countries globally. As a result, their global experience is invaluable to Rainmaker and Rainmaker shareholders.

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

Suppliers

As stated previously, our principal suppliers for the core technologies to be deployed are Miranda and RHBV. Should RHBV not supply the appropriate scale of technology required by a project, RAKR has identified multiple technologies of different sizes and types. With the acquisition of Miranda, we now have complementary technology that we expect to deliver in 2024 to diversify the Rainmaker business model.

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

Intellectual Property

We have indirect access to considerable intellectual property assets as a consequence of our partial ownership of and various partnerships with RHBV and Miranda. We believe that this allows us to maintain an edge in the competitive process from a technological and economic cost perspective.

Results of Operations for the Years ended December 31, 2023 and 2022

Revenue

Revenue was $78,912 and $0 for the years ended December 31, 2023 and December 31, 2022, respectively.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the years ended December 31, 2023 and December 31, 2022 were as follows (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	$	%
General and administrative expense	$623	$1,514	$(891)	(58.9)%

Stock-based compensation expense included in general and administrative expense	$133	$410	$(277)	(67.6)%

General and administrative expenses, including stock-based compensation, for the year ended December 31, 2023 decreased $890,724, compared to the same period in 2022. This decrease primarily relates to (1) a decrease of $493,133 in general and administrative expenses, (2) stock-based compensation decreased $277,590, (3) consulting expense reduced by $83,417, and (4) marketing and advertising decreased by $48,811. These decreases were offset minimally by an increase in travel. Excluding stock-based compensation, general and administrative expenses decreased $613,134.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage companies, our products have yet to generate significant revenue. As a result, we have historically suffered recurring losses and we do not have the required cash resources to fully execute our business plans.

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financings. From 2015 through to the fiscal year end date December 31, 2023, the Company raised approximately $8.2 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of approximately $74 million and $73 million, respectively, and stockholders’ equity of approximately $(10.9) and $(10.3) million, respectively. As of December 31, 2023, the Company had approximately $131 in cash.

The Company recognizes the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had no off-balance sheet arrangements.

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

See Note 2 to our condensed financial statements for a discussion of our significant accounting policies.

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

The information required by this Item 8 is incorporated by reference to our financial statements and the related notes and the report of our independent registered public accounting firm beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2023, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2023, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.

During the 2023 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

July 1, 2022, Kelly White received a promotion to Executive Vice President of Finance. Ms. White holds a BSc. in Mathematics and Economics from Trent University. She has over 30 years of experience in finance, accounting, administration and general management.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael O’Connor	CEO* and Executive Chairman	57	July 21, 2014
James Ross	Non-Executive Director	66	December 20, 2021
Dr. Mamdouh Shoukri	Non-Executive Director	76	December 20, 2021
Kelly White	Executive Vice President of Finance	56	July 1, 2022

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

Audit Committee

In December 2021, the Board created an Audit Committee in conjunction with nominating two new independent directors to the Company’s Board. The group has convened informally on many occasions to discuss the contents of this document and the financial statements. The audit committee members are James Ross (chair), Dr. Mamdouh Shoukri and Michael O’Connor. James Ross qualifies as an audit committee financial expert and is independent under applicable SEC standards.

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

The Company’s compensation committee consists of two independent board members. Any future changes to compensation will be reviewed and implemented by the committee.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current executive officers or officers who were in place over the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards (A)	All Other Compensation	Total

Michael O’Connor(1)	2023	$143,500	-	-	-	-	$143,500
CEO and Executive Chairman	2022	$210,000	-	-	-	-	$210,000

Kelly White (2)	2023	$133,500			$98,029		$231,529
Executive VP Finance	2022	$93,000	-	-	$69,870	-	$162,870

(A)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718
[1]	Michael O’Connor was appointed as the Company’s Chief Executive Officer and Executive Chairman July 2017 for Rainmaker Worldwide Inc. post RTO.
[2]	Kelly White was appointed Executive Vice President of Finance July 1, 2022. 2022 salary reflects July 1st start date and end date of December 31, 2022. Formerly VP Finance since 2015. Options Awards are calculated on the same basis, i.e., from the point where Ms. White was nominated to her current position.

Other Agreements

None.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End For Each Named Officer
Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael O’Connor	-	-	-	-	-
Kelly White (exp.date’26)	4,100,000	-	-	0.10	2026
Kelly White (exp.date’27)	2,500,000	-	-	0.10	2027

Equity Awards

None.

Director Compensation

In 2021 each of the Company’s Directors were granted 500,000 options, 1,000,000 in total. At December 31, 2022, a total of 816,667 had vested and at December 31, 2023 all 1,000,000 had vested. Mr. O’Connor did not receive any compensation for services as director for the year ended December 31, 2023 or December 31, 2022. The independent members of the Compensation Committee will determine his director’s compensation for 2024 and beyond.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 22, 2024, the Registrant had 499,682,113 shares of common stock issued.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 22, 2024:

● each person that is known by us to beneficially own more than 5% of our common stock;

● each of our directors;

● each of our executive officers and significant employees; and

● all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of February 13, 2024. Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 499,682,113 shares outstanding as of February 13, 2024. The address for those individuals for which an address is not otherwise provided is c/o Rainmaker Worldwide Inc., 271 Brock Street, Peterborough, ON K9H 2P8 Canada. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address of Beneficial Owner	Number	Percent of Class Outstanding
Bulent Hatay	26,822,120	5.37%
James Ross, Director	666,667	0.13%
Dr. Mamdouh Shoukri, Director	500,000	0.10%
Michael O’Connor, CEO and Executive Chairman (1)	12,832,139	2.57%
Kelly White, EVP Finance (2)	10,318,661	2.06%
Executive officers, directors and significant employees as a group (4 persons directly above)	24,317,467	4.86%

(1)(2)	Shares and options held by individual and respective corporations in each case.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the compensation described above in Item 11 Executive Compensation, there are no related party transactions.

Director Independence

We currently act with three directors, Michael O’Connor, James Ross and Dr. Mamdouh Shoukri. Mr. Ross and Dr. Shoukri both qualify as an “independent director”.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,
	2023	2022
	$	$
Audit Fees	22,000	20,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	15,750	14,779
Total	37,750	34,779

Fees for the year ended December 31, 2023 and 2022 relate to M&K CPAS, PLLC, the Company’s auditor.

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

(b) Financial Statement Schedules

Our financial statements being filed as part of this Form 10-K are filed in Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

RAINMAKER WORLDWIDE INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rainmaker Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rainmaker Worldwide, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred continuing net losses from operations and has a significant accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

Firm ID 2738

The Woodlands, TX

April 1, 2024

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	December 31	December 31
	2023	2022

Assets
Current Assets
Cash	$131	$7,130
Other receivables	5,594	5,527
Prepaid expenses	25,000	30,381
Total Current Assets	30,725	43,038

Total Assets	$30,725	$43,038

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$172,515	$147,345
Related party payables	1,607,896	1,261,984
Accrued liabilities	195,147	783,118
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable, net of discount of $8,960 and $328,501	4,034,415	2,978,347
Notes payable - related parties	73,516	83,598
Other loans payable	-	50,000
Derivative liabilities	208,142	502,611
Total Current Liabilities	10,828,041	10,343,413

Total Liabilities	$10,828,041	$10,343,413

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 Authorized shares: Series A; 150,000 issued and outstanding at December 31, 2023 and nil issued and outstanding at December 31, 2022	$150,000	$-

Total Mezzanine Equity	$150,000	$-

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized at Dec 31, 2023 and 2022; 499,682,113 and 160,797,716 outstanding at December 31, 2023 and December 31, 2022, respectively	$499,682	$160,798
Additional paid-in capital	62,641,419	62,000,842
Stock receivable	(24,000)	-
Accumulated deficit	(74,064,417)	(72,834,664)
Accumulated other comprehensive income	-	372,649
Total Stockholders’ Equity (Deficit)	$(10,947,316)	$(10,300,375)
Total Liabilities and Stockholders’ Equity (Deficit)	$30,725	$43,038

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2023	2022

Revenue	$78,912	$-
Cost of Goods Sold	61,940	-

Gross Margin	16,972	-

Expenses
General and administrative expense	$623,170	$1,449,659
Total Expenses	623,170	1,449,659

Loss from Operations	(606,198)	(1,449,659)

Other income (expense)
Other income	-	20,000
Interest expense	(398,850)	(348,267)
Amortization of debt discount	(453,687)	(252,373)
Change in derivative liabilities expense	215,827	256,925
Total other income (expense)	(636,710)	(323,715)

Loss from continuing operations	(1,242,908)	(1,773,374)

Discontinued operations:
Loss from operations of discontinued operations	13,155	(64,237)
Total discontinued operations	13,155	(64,237)

Net income (loss)	$(1,229,753)	$(1,837,611)

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	-	77,631

Net income (loss) and comprehensive income (loss)	$(1,229,753)	$(1,759,980)

Net loss per share:
Basic and diluted	$(0.004)	$(0.012)
Weighted average number of common shares outstanding:
Basic and diluted	326,892,208	148,725,194

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock
				Additional paid-in	Stock	Common Stock		Additional			Accumulated other
	Shares	Amount		capital ($)	Payable - Preferred	Shares	Amount ($)	paid-in capital ($)	Stock Receivable	Deficit ($)	comprehensive income ($)	Total
Balance, December 31, 2021	-	-		-	-	144,354,957	$144,355	$61,686,839	$-	$(70,997,053)	$295,018	$(8,870,841)

Conversion of convertible promissory notes	-	-		-	-	16,639,942	16,640	177,314	-	-	-	193,954
Shares cancelled						(197,183)	(197)	197	-	-	-	-
Stock-based compensation	-	-		-	-	-	-	136,492	-	-	-	136,492
Foreign currency translation	-	-		-	-	-	-	-	-	-	77,631	77,631
Net gain (loss) for the quarter	-	-		-	-	-	-	-	-	(1,837,611)	-	(1,837,611)
Balance, December 31, 2022	-	-		-	-	160,797,716	160,798	62,000,842	-	(72,834,664)	372,649	(10,300,375)

Conversion of convertible promissory notes	-	-		-	-	298,884,397	298,884	164,502	-	-	-	463,386
Stock-based compensation	-	-		-	-	-	-	108,581	-	-	-	108,581
Issuance of Common Stock for acquisition	-	-	`	-	-	40,000,000	40,000	8,000	(24,000)	-	-	24,000
Issuance of Series A preferred stock for cash	150,000	$150.00		$149,850	-	-	-	-	-	-	-	-
Foreign currency translation re disposal of foreign subsidiary	-	-		-	-	-	-	359,494	-	-	(372,649)	(13,155)
Net gain (loss) for the period	-	-		-	-	-	-	-	-	(1,229,753)	-	(1,229,753)
Balance, December 31, 2023	150,000	$150		$149,850	$-	499,682,113	499,682	62,641,419	(24,000)	(74,064,417)	-	(10,947,316)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows

	Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(1,229,753)	$(1,837,611)
Adjustments to reconcile net income to net cash used for operating activities:
Stock-based compensation	132,581	136,492
Derivative expense – warrants		273,679
Impairment expense		335,000
Discount amortization	453,687	252,373
Change in fair value of derivative liabilities	(215,827)	(256,925)
Change in operating assets and liabilities:
Accounts receivable	(67)	(5,523)
Prepaid expenses, prepaid expenses related parties	5,381	(25,381)
Accounts payable, related party payables and accrued liabilities	714,236	778,629
Customer deposits		-

CASH USED FOR OPERATING ACTIVITIES	(139,762)	(349,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Restructuring/discontinued operations	-	-
CASH USED FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock-preferred stock payable	150,000	-
Borrowed on convertible debt	-	286,250
Borrowed on debt	(50,000)	-
Borrowed on debt related party	(10,082)	11,269
Repayments on other loans payable	56,000	(23,090)

CASH PROVIDED BY FINANCING ACTIVITIES	145,918	274,429
Effect on Foreign Currency Exchange	(13,155)	77,631

NET INCREASE (DECREASE) IN CASH	(6,999)	2,793

CASH AT BEGINNING OF YEAR	7,130	4,337

CASH AT PERIOD END	$131	$7,130

NON-CASH TRANSACTIONS

Shares issued for conversion	463,386	193,954
Receipts of prepaid inventory	-	160,000
Share cancellation	-	197
Amendment to convertible note	918,154	-
Divestiture of RWI	359,494	-
Initial derivative discount	124,897	565,623

The accompanying notes are an integral part of these financial statements.

Note 1: Nature of Operations and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“Rainmaker” or the “Company” or “RAKR”) is a Nevada company which previously operated Rainmaker Worldwide Inc. (Ontario) (“RWI”) until March 31, 2023, with its head office in Peterborough, Ontario, Canada. The Company distributes two main types of energy-efficient, fresh water-producing technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity in the atmosphere, and (2) Water-to-Water (“WW”), which transforms wastewater, seawater, or polluted water into drinking water. The technology can utilize wind, solar, or conventional power sources (grid or generator). It is deployable anywhere and leaves no carbon trace if renewable resources are deployed.

Rainmaker holds a 12% interest in Rainmaker Holland B.V. (“RHBV”) which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula.

Effective April 1, 2023, Rainmaker (RAKR) divested a 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest. RWI will be the driver of operations in Canada, the Caribbean, Central America and South America.

Company History

RWI was incorporated on July 21, 2014, under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger the Company originally trades on the OTC:Pink under the trading symbol RAKR. The Company remains an SEC filing company.

Ongoing Partnerships

On July 28, 2022, the Company signed a Joint Development Agreement (“JDA”) with Miranda whose primary operations reside in Ankara, Turkey. This JDA allowed for reciprocal distribution rights for all of RAKR’s and Miranda’s combined technologies and fosters a long-term technological integration strategy between the two companies. The first result of this JDA was achieved in 2023 with a sale to Turks and Caicos. Delivery to Turks and Caicos has occurred and commissioning is expected soon.

On January 22, 2024, RWI formalized its relationship with Miranda by finalizing the First Phase of the acquisition. This gives RWI a controlling interest in Miranda of 60%. The remaining shares will be acquired over the course of the next 2 years.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $74,064,417. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The financial statements presented are for the entity Rainmaker. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All accounting policies are chosen to ensure the resulting financial information satisfies the concepts of relevance and reliability.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of the subsidiary located outside of the United States is measured in its functional currency: Until March 31, 2023, Rainmaker Worldwide Inc. (Ontario) reported in Canadian dollars. Monetary assets and liabilities of this subsidiary are translated at the exchange rate at the balance sheet date. Income and expense items are translated using average annual exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income in the balance sheets.

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

Revenues recognized at December 31, 2023 and December 31, 2022 are $78,912 and nil, respectively.

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

Marketing, Advertising and Promotional Costs

As required by Generally Accepted Accounting Principles of the United States, the Company records marketing costs as an expense in the year to which such costs relate. The Company does not defer amounts on its year-end balance sheets with respect to marketing costs. Advertising costs are expensed as incurred.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of December 31, 2023, the Company had no cash equivalents.

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

Note 3: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. On July 26, 2022, this note required derivative treatment. On December 31, 2023, the derivative value of this note was $19,717.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,896.72 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date has been extended to March 14, 2024. On July 26, 2022, this note required derivative treatment. On December 31, 2023, the derivative value of this note was $160,740.

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

On February 21, 2023, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (February 21, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q3, 2023, this note went through conversions reducing the principal amount by $44,230, converting into 95,152,107 common shares. This note had an Original Issue Discount of $4,250 and as of December 31, 2023, it is fully amortized. During Q4, 2023, the remaining principal amount of the note in the amount of $20 and accrued interest of $2,213 were converted into 5,724,359 common shares. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On May 8, 2023, the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity. This note had an Original Issue Discount of $5,000 and as of December 31, 2023, $3,247 has been amortized. As of December 31, 2023, $9,875 was converted into 12,500,000 common shares. The remaining principal balance of the note is $11,125. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

Note 4: Derivative Liabilities

Derivative liabilities – Convertible Notes

In Q3, 2022, the convertible debt issued February 7, 2022, March 11, 2022, June 28, 2022 and July 26, 2022 became eligible for conversion on August 6, 2022, September 7, 2022, December 25, 2022 and January 22, 2023 respectively. The Company engaged a third-party consultant to determine the fair value of the convertible notes at the end of each quarter. The subsequent evaluation determined that the notes should be accounted for as derivative liabilities upon the date they became convertible due to the variable conversion price included in each note based on Financial Accounting Standards Board (“FASB”) guidance. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. Since the issuance of the convertible notes mentioned above, four more convertible notes were issued (as discussed in Note 3) for a total of eight of which seven are fully converted and debt discount fully amortized. The total derivative liabilities associated with these notes eligible for conversion at December 31, 2023 was $8,978 and $76,621 at December 31, 2022. The Company’s debt discount relating to these convertible notes amounted to $7,207 at December 31, 2023 and the Company recorded interest expense for the amortization of the discount in the amount of $8,302 at December 31, 2023. The Company recorded a change in the value of embedded derivative liabilities expense of $1,632 for the three months ended December 31, 2023 ($5,737 year to date).

On July 26, 2022, due to the tainted equity environment, existing convertible notes required derivative treatment. The convertible note in the amount of $8,200 and the convertible note in the amount of $3,105,896.72 (discussed in Note 3) had an initial debt discount of $397,542, loss on initial derivative of $126,888 and a derivative liability of $524,330. At December 31, 2023, the derivative liability value of these notes was $180,457 and represents a decrease in fair value of $201,208 since December 31, 2022. On December 31, 2022, the derivative liability value of these notes was $381,664.

Derivative liabilities – Warrants

Due to the tainted equity environment at July 26, 2022, the Company recognized derivative liability for existing warrants in the amount of $273,679. On December 31, 2022, a gain on derivative liabilities was recognized in the amount of $229,355 leaving a fair value at December 31, 2022 of $44,324 for warrants. On December 31, 2023, a gain on derivative liabilities was recognized in the amount of $16,153 leaving a fair value of $18,705 for warrants at December 31, 2023.

Derivative liabilities (fair value)

Beginning Balance	$502,611
Change due to Issuances	124,897
Change due to Conversions	(203,539)
Mark-to-market	(215,827)
Ending Balance	$208,142

Note 5: Notes Payable, Related Parties

Promissory notes dated November 6, 2016 with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. Accrued interest to December 31, 2023 on these notes is $5,468.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $15,071 remains.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. At December 31, 2022, the Company owed this party $10,081. This amount has been repaid during Q2, 2023 and the balance owing as of December 31, 2023 remains nil.

Note 6: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same with the exception of a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of December 31, 2023, this accrued interest remains outstanding.

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

At December 31, 2023, 499,682,113 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2021	144,354,957
Conversion of convertible promissory notes	16,639,942
Shares cancelled	(197,183)
Balance, December 31, 2022	160,797,716
Conversion of convertible promissory notes	298,884,397
Common shares issued for acquisition	40,000,000
Balance, December 31, 2023	499,682,113

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

On October 3, 2023, the Company issued 5,724,359 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

On November 6, 2023, the Company issued 40,000,000 shares for the consideration of $24,000 to acquire 40% of Miranda. Payment was received after December 31, 2023 and therefore recorded as Stock receivable.

On December 12, 2023, the Company issued 12,500,000 shares upon partial conversion of a convertible promissory note (see Note 3 for details).

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,607,896 (2022: $1,261,984).

Refer to other related party payables in Notes 5 and 6.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022. No changes to December 31, 2023.

Effective April 1, 2023 Rainmaker (RAKR) divested 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest. RAKR will retain management participation and is entitled to retain one out of four board seats.

On November 6, 2023, the Company issued 40,000,000 shares to RWI (a related party) to finalize the Miranda acquisition. See Note 9 above. Shares were valued at $48,000 on the date of signature of the agreement with RWI to affect that acquisition so the difference of $24,000 was recorded as stock-based compensation.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016 against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016 by the previous management. A decision on the appeal was rendered on June 22, 2018 and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of December 31, 2023 (2022: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

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

There are no lease-related assets and liabilities recorded on the Company’s balance sheet and the Company has no lease expenses.

Note 14: Stock Options

In order to compensate members of the board and executives, the following stock options have been granted, vesting as described.

●	Effective July 1, 2022, the Company granted 1,500,000 options as compensation to the newly filled position, VP Sales and 2,500,000 to the newly filled position, Executive VP Finance. 640,000 and 500,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $0.10 per Share.

●	For the period ended December 31, 2022, the Company recorded a stock option expense of $136,492. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the year ended December 31, 2023, the Company recorded stock option expense of $108,581.

Warrants and Options
Vested	Expired	Granted	Vested	Non-Vested
Dec 31, 2022	To December 31, 2023	To December 31, 2023	To December 31, 2023	To December 31, 2023
63,611,667	38,500,000	28,200,000	28,200,000	NIL

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0172-$0.0646
Exercise Price	$0.10-$0.30
Number of Options Granted	66,700,000
Dividend Yield	0%
Expected Volatility	116-156%
Weighted Average Risk-Free Interest Rate	.06- 2.88%
Term (in years)	5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2023, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,765,793. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States. All of the Company’s income tax years remained open for examination by taxing authorities.

	Year ended December 31,	Year ended December 31,
	2023	2022

Net Loss	(1,229,753)	(1,837,611)
Add back:
Stock Compensation	132,581	410,171
Amortization of Debt Discount	453,685	252,373
Taxable Income	(643,487)	(1,175,067)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	135,132	246,764
Valuation Allowance	(135,132)	(246,764)
Net Deferred Asset	-	-

Note 16: Investments

None.

Note 17: Discontinued Operations

Effective April 1, 2023, the Company came to an agreement to divest 60% of Rainmaker Worldwide Inc., the private Ontario based company (a shell with no significant assets or liabilities), leaving RAKR with a 40% ownership in this company. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of this restructuring of the Company. The restructuring was executed to facilitate the fully funded development of the North American market. This includes Rainmaker and Miranda products as per the Joint Development Agreement described herein (see Note 1 Nature of Operations under Ongoing Partnerships). The value as of December 31, 2023, of the Company’s 40% interest in Rainmaker Worldwide Inc. (Ontario) is nil. This value will be reevaluated post the conclusion of the Miranda transaction as part of the first quarter filing.

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

(e) BUYBACK TRIGGER AND INVESTOR’S OPTION TO TAKE OWNERSHIP OF EQUITY

The Preferred Stock shall have a Buyback trigger based on the following conditions. The Preferred Stockholders have the right to demand/receive cash if any of the following happen. To date, no such demands have been made:

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

As of May 26, 2023 the Company received $150,000 for 150,000 shares of Series A Preferred Stock. These shares were issued July 20, 2023.

As of December 31, 2023 and December 31, 2022, the Company had 150,000 shares of Series A Preferred Stock outstanding and none, respectively, and recorded as mezzanine at face value of $150,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

Note 19: Subsequent Events

On January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,833. These notes are convertible subject to share availability and have a conversion rate of $0.001389 (70% of the 30-day Volume Weighted Average Price preceding the date of the note). To further alleviate the payables burden on the Company, executives agreed to, and the Company issued, three long-term promissory notes totaling $640,000 with an interest rate of 10% due upon maturity with a two-year term. Conversions are possible upon mutual consent with a set conversion rate of $0.001389, same as above, if over the long term the Company cannot satisfy these obligations. For the avoidance of doubt, any issued shares or debt that has the potential for conversion would be subject to the limitations of SEC rules regarding trading restrictions of affiliates.

On January 8, 2024, the Board of Directors repriced the outstanding options for executives, directors and former management to reflect an exercise price of 70% of the 30-day Volume Weighted Average Price prior to this date, equating to $0.001389. Any shares issued upon redemption of options will be subject to trading restrictions.

On January 8, 2024, the Board of Directors granted 6,600,000 fully vested options to the Company’s CEO at an exercise price of 70% of the 30-day Volume Weighted Average Price prior to this date, equating to $0.001389. These options are the first options granted to the CEO who forewent this compensation in the past for the benefit of the Company. The CEO is now in alignment with executive management compensation.

On January 15, 2024, the Company received payment in the amount of $24,000 from Rainmaker Worldwide Inc.-Ontario (RWI), for the 40,000,000 shares issued in November, 2023 which was part of the Company’s contribution to the acquisition of Miranda.

On January 16, 2024, the Company received $420,000 from an investor in exchange for the issuance of 420,000 preferred shares. The issuance is pending.

On January 16, 2024, the Company entered into a loan agreement with Rainmaker Worldwide Inc.-Ontario (RWI) where the Company lent RWI $400,000. To date, $12,000 principal has been paid back to the Company.

On January 22, 2024, the Miranda shares were transferred to Rainmaker Worldwide Inc.-Ontario (RWI) and the first stage of the acquisition transaction was completed. The Company retains a 40% share in RWI.

On January 23, 2024, the Company agreed to settle the outstanding balance of a convertible promissory note through a payment plan to be completed by March 15, 2024. Including all interest and the remaining principal of $11,125, it was agreed the Company would pay $14,800 in full settlement of the remaining portion of the convertible promissory note. As of the date of this filing, this note and interest owing are fully paid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: April 1, 2024	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael O’Connor	Director	April 1, 2024

Signature	Title	Date
/s/ James Ross	Director	April 1, 2024

27