Form 10-Q
period 2024-03-31
Rainmaker Worldwide Inc.
filed 2024-05-20
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 15, 2024 was 499,682,113. The number of shares of the registrant’s Preferred Stock, $0.001 par value, outstanding as of May 15, 2024 was 150,000.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	March	December 31,
	31, 2024	2023
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$236	$131
Other receivables	5,694	5,594
Prepaid expenses	25,000	25,000
Total Current Assets	30,930	30,725

Long Term Assets
Equity Investment	330,246	-

Total Long-Term Assets	330,246	-

Total Assets	$361,176	$30,725

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$175,147	$172,515
Related party payables	688,049	1,607,896
Accrued liabilities	123,165	195,147
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable net of discount of $0 and $8,960	4,232,902	4,034,415
Convertible notes payable-related parties net of discount of $293,502 and $0	33,331	-
Notes payable - related parties	73,516	73,516
Derivative liabilities	442,113	208,142

Total Current Liabilities	10,304,633	10,828,041

Long Term Liabilities
Long term notes payable – related parties	640,000	-
Total Long Term Liabilities	640,000	-

Total Liabilities	$10,944,633	$10,828,041

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 150,000 issued and outstanding at March 31, 2024 and at December 31, 2023	$150,000	$150,000
Preferred Stock Payable	420,000	-
Total Mezzanine Equity	$570,000	$150,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 499,682,113 outstanding at March 31, 2024 and December 31, 2023	$499,682	$499,682
Additional paid-in capital	62,676,696	62,641,419
Stock receivable	-	(24,000)
Accumulated deficit	(74,329,835)	(74,064,417)
Total Stockholders’ Equity (Deficit)	$(11,153,457)	$(10,947,316)
Total Liabilities and Stockholders’ Equity (Deficit)	$361,176	$30,725

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Expenses
General and administrative expense	97,460	181,769
Total Expenses	97,460	181,769

Loss from Operations	(97,460)	(181,769)

Other income (expense)
Income (loss) from equity method investment	(57,754)	-
Interest expense	(149,477)	(88,156)
Amortization of debt discount	(42,291)	(107,947)
Initial Derivative Expense	(572,415)	-
Change in derivative liabilities expense	653,979	(64,003)
Total other income (expense)	(167,958)	(260,106)

Loss from continuing operations	(265,418)	(441,875)

Discontinued operations:
Loss from operations of discontinued operations	-	(13,155)
Total discontinued operations	$-	$(13,155)

Net income (loss)	$(265,418)	$(455,030)

Net loss per share:
Basic and diluted	$(0.0005)	$(0.002)

Weighted average number of common shares outstanding:
Basic and diluted	499,682,113	196,460,597

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock									Accumulated
			Additional paid-in	Stock Payable-	Common Stock		Additional paid-in	Stock		other comprehensive
	Shares	Amount	capital($)	Preferred	Shares	Amount ($)	capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2022				-	160,797,716	160,798	62,000,842	-	(72,834,664)	372,649	(10,300,375)

Conversion of convertible promissory notes					85,585,983	85,586	168,203	-	-	-	253,789
Stock-based compensation					-	-	34,737	-	-	-	34,737
Foreign currency translation					-	-	-	-	-	(13,155)	(13,155)
Net gain (loss) for the year					-	-	-	-	(441,875)	-	(441,875)
Balance, March 31, 2023	-	$-	$-	$-	246,383,699	246,384	62,203,782	-	(73,276,539)	359,494	(10,466,879)

Balance, December 31, 2023	150,000	$150	$149,850	$-	499,682,113	499,682	62,641,419	(24,000)	(74,064,417)	-	(10,947,316)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derviative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-	-	-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(265,418)	-	(265,418)
Balance, March 31, 2024	150,000	$150	$149,850	$420,000	499,682,113	499,682	62,676,696	-	(74,329,835)	-	(11,153,457)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(265,418)	$(441,875)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	23,979	34,737
Change in fair value of derivative liabilities	(653,979)	64,003
Initial derivative expense	572,415	-
Discount amortization	42,291	107,947
Income/loss from equity method investment	57,754	-
Change in operating assets and liabilities:
Accounts receivable	(100)	234
Prepaid expenses	-	(2,457)
Accounts payable, related party payables and accrued liabilities	178,288	204,872

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(44,770)	(32,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity affiliate	(400,000)	-
Distributions from investment in equity affiliate	12,000	-
CASH USED FOR INVESTING ACTIVITIES	(388,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock-Preferred stock	420,000	-
Proceeds from convertible notes	-	40,000
Repayment on convertible promissory note	(11,125)	-
Stock issued for cash	24,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	432,875	40,000
Effect on Foreign Currency Exchange	-	(13,155)

NET INCREASE (DECREASE) IN CASH	105	(5,694)

CASH AT BEGINNING OF YEAR	131	7,130

CASH AT PERIOD END	$236	$1,436

NON-CASH TRANSACTIONS
Conversion of AP to convertible notes payable	326,833	-
Conversion of AP to LT notes payable	640,000	-
Shares issued for conversion	-	253,789
Initial Derivative Liability/Discount	326,833	38,787
Amendment to convertible note	200,652	-
Settlement of derivative liability	11,298	-

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

Company History

RWI was incorporated on July 21, 2014, under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 66,818,759 restricted shares of the Company’s common stock, or 7.4 shares for each share of RWI. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger the Company trades on the OTC:Pink under the trading symbol RAKR. Effective April 1, 2023, Rainmaker (RAKR) holds a 40% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) going forward. RAKR is an SEC filing company.

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

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $74,329,835. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company generates its revenue through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and the initial down payment is received. Each transaction price is established in the signed contract. Unearned revenue is recognized upon receipt of the down payment for the system. The revenue is recognized once title of the system transfers to the customer. The nature of the business of equipment sales implies there is only one performance obligation, which is delivery of the product to the customer. Our contracts outline each party’s rights and obligations including the terms and timing of payments. Another source of revenue is in exchange for operating, maintenance and professional services to these joint ventures. That revenue is recognized in the period it is earned.

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

Revenues recognized at March 31, 2024 and March 31, 2023 are nil in both cases.

Related Party Transactions

Parties are related if one party can directly or indirectly control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount.

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

Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the year. The Company has options, debentures and other potentially dilutive instruments extending to the latest date of January 8, 2029.

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

The costs of equity-settled transactions are recognized, together with a corresponding increase in equity, over the period in which the performance and/or service conditions are fulfilled, ending on the date on which the relevant employees become fully entitled to the award (“the vesting date”). The cumulative expense is recognized for equity-settled transactions at each reporting date until the vesting date and reflects the Company’s best estimate of the number of equity instruments that will ultimately vest. The profit or loss charge or credit for a period represents the movement in cumulative expense recognized as at the beginning and end of that period and the corresponding amount is represented in share-based compensation reserve.

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

Customer Concentration

Due to the infancy of the Company’s market penetration, current sales are concentrated on a limited number of customers, regions and sectors.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of March 31, 2024, the Company had no cash equivalents.

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

Note 3 – Equity Investment

RAINMAKER WORLDWIDE INC. (ONTARIO)(RWI)

Effective April 1, 2023, Rainmaker (RAKR) divested 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest. On January 16, 2024, Rainmaker (RAKR) entered into an agreement with Rainmaker Worldwide Inc. (Ontario) (“RWI”) to acquire Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) in Ankara, Turkey.

The acquisition of 60% of Miranda was completed January 22, 2024.

The Company uses the equity method to account for its interest in RWI. As of March 31, 2024, the Company invested $0.4 million in RWI in the form of a note. For the quarters ended March 31, 2024 and 2023, RWI recorded net losses of $144,386 and nil, respectively, of which the Company recognized losses from equity method investments of $57,754 and nil, respectively.

			Carrying Value as of
	Location	Percentage Ownership	March 31, 2024	December 31, 2023
Rainmaker Worldwide Inc.	Ontario, Canada	40%
Initial investment cost			$400,000	-
Less: Distributions			12,000
Less: Share of net loss			57,754
Carrying value			$330,246	-

	Quarter Ended March 31,
	2024	2023
Statements of operations:
Operating revenue	$73,225	-
Operating expenses	217,611	-
Net loss	$144,386	-

	March 31, 2024	December 31, 2023
Balance sheets:
Current assets	$496,644	-
Long-term assets	24,462	-
Current liabilities	(317,585)	-
Long-term liabilities	(1,000,535)	-
Net assets	$(797,014)	-

Note 4: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. On July 26, 2022, this note required derivative treatment. On March 31, 2024, the derivative value of this note was $14,311.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,897 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date has been extended to March 14, 2024. On March 14, 2024, a second amendment to this loan was signed agreeing to roll the accrued interest to date of $200,651 into the principal amount resulting in a total principal amount of $4,224,702 (the “New Principal Amount 2”). The maturity date has been extended to July 14, 2024. On July 26, 2022, this note required derivative treatment. On March 31, 2024, the derivative value of this note was $74,724.

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

On May 8, 2023, the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity. This note had an Original Issue Discount of $5,000 and as of March 31, 2024, it is fully amortized. As of December 31, 2023, $9,875 was converted into 12,500,000 common shares leaving the remaining principal balance of $11,125. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions. During the first quarter of 2024, this note was paid in full including interest of $3,675.

Note 5: Derivative Liabilities

Derivative liabilities – Convertible Notes

In Q3, 2022, the convertible debt issued February 7, 2022, March 11, 2022, June 28, 2022 and July 26, 2022 became eligible for conversion on August 6, 2022, September 7, 2022, December 25, 2022 and January 22, 2023 respectively. The Company engaged a third-party consultant to determine the fair value of the convertible notes at the end of each quarter. The subsequent evaluation determined that the notes should be accounted for as derivative liabilities upon the date they became convertible due to the variable conversion price included in each note based on Financial Accounting Standards Board (“FASB”) guidance. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts have been amortized to interest expense over the respective terms of the related notes. These notes have been fully converted and in one case, repaid in full and debt discount has been fully amortized for all notes.

The total derivative liabilities associated with these notes eligible for conversion at December 31, 2023 was $8,977 and at March 31, 2024 derivative liabilities were nil. The Company’s debt discount relating to these convertible notes was nil at March 31, 2024 and the Company recorded interest expense for the amortization of the discount in the amount of $1,755 at March 31, 2024. The Company recorded a change in the value of embedded derivative liabilities expense of $2,320 for the three months ended March 31, 2024. The Company also recorded a change in the value of derivative liabilities in the amount of $11,298 settled by repayment of the final outstanding note.

On July 26, 2022, due to the tainted equity environment, existing convertible notes required derivative treatment. The convertible note in the amount of $8,200 and the convertible note in the amount of $3,105,896.72 (discussed in Note 4) had an initial debt discount of $397,542, loss on initial derivative of $126,888 and a derivative liability of $524,330.

On March 31, 2024, the derivative liability value of these notes was $89,035 and represents a decrease in fair value of $91,421 since December 31, 2023. On March 31, 2024, the derivative liability value of these notes was $89,035.

On January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,883 reflecting amounts due for services provided pursuant to the terms of Consulting Agreements between the Holders and the Company. Each note is a one-year term, carrying an interest rate of 10% per annum and will convert at $0.001389 per share (70% of the 30-day Volume Weighted Average Price preceding the date of the notes). As of March 31, 2024, accrued interest for these notes was $7,344. These notes had an initial debt discount of $326,883 loss on initial derivative of $572,415 and a derivative liability of $889,248. On March 31, 2024, the derivative liability value of these notes was $341,078 and had a gain of $558,170 during the period.

Derivative liabilities – Warrants

Due to the tainted equity environment at July 26, 2022, the Company recognized derivative liability for existing warrants in the amount of $273,679. On December 31, 2023, a gain on derivative liabilities was recognized in the amount of $26,620 leaving a fair value at December 31, 2023 of $18,705 for warrants. On March 31, 2024, a gain on derivative liabilities was recognized in the amount of $6,706 leaving a fair value of $11,998 for warrants at March 31, 2024.

Derivative liabilities (fair value)

Beginning Balance	$208,142
Change due to Issuances	899,248
Change due to Conversions	(11,298)
Mark-to-market	(653,979)
Ending Balance	$442,113

Note 6: Notes Payable, Related Parties

Promissory notes dated November 6, 2016, with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. Accrued interest to March 31, 2024 on these notes is $5,635.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $15,662 remains.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. At December 31, 2022, the Company owed this party $10,081. This amount has been repaid during Q2 2023 and the balance owing as of March 31, 2024 is nil.

On January 8, 2024, to alleviate the payables burden on the Company, executives agreed to, and the Company issued three long-term promissory notes totaling $640,000. Each note is a two-year term, carrying an interest rate of 10% per annum. The notes can become convertible notes at a conversion rate of 70% of the 30-day Volume Weighted Average Priced ($0.001389 per share) if both the Company and the holder both agree. As of March 31, 2024, accrued interest for these notes is $14,378.

Note 7: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same except for a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of March 31, 2024, this accrued interest remains outstanding.

Note 8: Intellectual Property

As of the filing, the Company holds no intellectual property.

Note 9: Property and Equipment

Demonstration Equipment

The Company may have demonstration equipment to allow it to show a working version of its technology and equipment to customers and organizations in the future. Demonstration equipment is stated at cost less accumulated depreciation and any recognized impairment loss. Cost would include the original purchase price of the asset and any costs attributable to bringing the asset to its working condition for its intended useful life. Depreciation for the demonstration equipment would be at a rate estimated to write off the cost of the equipment less its estimated residual value by an equal annual amount over its expected useful life. The residual value and expected useful life of the demonstration equipment is reviewed and adjusted, if appropriate, at the end of each reporting period. The Company does not currently have any demonstration equipment.

Note 10: Common Stock

Common Stock

As at December 31, 2022, the Company had authorized 501,000,000 shares, of which 500,000,000 shares are Common Stock with a par value of $0.001 per share and 1,000,000 shares are Preferred Stock (see Note 17) with a par value of $0.001 per share.

At March 31, 2024, 499,682,113 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2022	160,797,716
Conversion of convertible promissory notes	298,884,397
Common shares issued for acquisition	40,000,000
Balance, December 31, 2023	499,682,113

Balance, March 31, 2024	499,682,113

During 2023, the Company issued 298,884,397 shares upon conversions of convertible promissory notes (see Note 4 for details).

Note 11: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $688,049 (2023: $964,179).

Refer to other related party payables in Notes 5 and 6.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022. No changes to March 31, 2024.

Effective April 1, 2023, Rainmaker (RAKR) divested 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest.

On November 6, 2023, the Company issued 40,000,000 shares to RWI (a related party) to finalize the Miranda acquisition. Shares were valued at $48,000 on the date of signature of the agreement with RWI to affect that acquisition. $24,000 was received on January 15, 2024, in payment for these shares. The difference of $24,000 was recorded as stock-based compensation in Q3, 2023.

On January 16, 2024, the Company made an investment in Rainmaker Worldwide Inc. (Ontario) (RWI) in the amount of $400,000. At the same time, the 60% shareholder of RWI invested $600,000 such that both parties fully funded the first payment due to acquire 60% of Miranda. Distribution payments of this investment will be made in monthly payments of $10,000 commencing after 100% of Miranda’s shares have been paid for or after January 21, 2026, whichever comes later. It is possible that these distribution payments may come ahead of this schedule. As of March 31, 2024, $12,000 in distribution payments have been received leaving an investment balance of $388,000.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016, against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of March 31, 2024 (2023: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

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

Note 15: Stock Options

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

●

January 8, 2024, the Board of Directors granted 6,600,000 fully vested options to the Company’s CEO, with a term of 5 years and exercisable at $0.001389 per share (70% of the 30-day Volume Weighted Average Price prior to this date). These options are the first options granted to the CEO who forewent this compensation in the past to benefit the Company. The CEO is now in alignment with the executive management compensation. At the same time, the Board of Directors modified 13,200,000 fully vested shares allocated to executives, directors and former management to reflect the same exercisable price of $0.001389 per share.

●	For the period ended December 31, 2023, the Company recorded a stock option expense of $108,581. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended March 31, 2024, the Company recorded stock option expense of $23,934.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2023	To March 31, 2024	To March 31, 2024	To March 31, 2024
28,200,000	6,600,000	34,800,000	0

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0042-$0.2
Exercise Price	$0.001389-$0.15
Number of Options Granted	34,800,000
Dividend Yield	0%
Expected Volatility	116-355%
Weighted Average Risk-Free Interest Rate	1.42%
Term (in years)	5

Note 16: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At March 31, 2024, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,795,486. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended March 31,	Year ended December 31,
	2024	2023

Net Loss	(265,418)	(1,229,753)
Add back:
Stock Compensation	23,979	132,581
Amortization of Debt Discount	42,291	12,352
Taxable Income	(199,148)	(643,487)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	41,821	135,132
Valuation Allowance	(41,821)	(135,132)
Net Deferred Asset	-	-

Note 17: Discontinued Operations

Effective April 1, 2023, the Company came to an agreement to divest 60% of Rainmaker Worldwide Inc., the private Ontario based company (a shell with no significant assets or liabilities), leaving RAKR with a 40% ownership in this company. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of this restructuring of the Company. The restructuring was executed to facilitate the fully funded development of the North American market. This includes Rainmaker and Miranda products as per the Joint Development Agreement described herein (see Note 1 Nature of Operations under Ongoing Partnerships). The value as of March 31, 2024, of the Company’s 40% interest in Rainmaker Worldwide Inc. (Ontario) is nil.

Note 18: Mezzanine Equity

Effective June 29, 2022, the Company has authorized shares of 501,000,000, of which 500,000,000 shares are common stock (see Note 10) with a par value of $0.001 per share and 1,000,000 shares are preferred stock with a par value of $0.001 per share.

On May 23, 2023, a Certificate of Designation was executed designating 150,000 Preferred Stock as a new class of Preferred Stock designated Series A Preferred Stock. The total face value of this entire series is one hundred and fifty thousand dollars ($150,000). Each share of Series A Preferred Stock has a stated face value of $1.00 and is convertible into shares of fully paid and non-assessable shares of common stock of the Company at $0.0006 per share when common stock becomes available for issuance. On January 16, 2024, the Company received $420,000 for the purchase of 420,000 preferred shares. The Series A Preferred Stock will be increased in the near future and these 420,000 preferred shares will be issued at that time under the same terms as those designated on May 23, 2023. Therefore, this amount has been recorded as Stock Payable-Preferred until that occurs.

The holder of Series A Preferred Stock has the following rights:

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

As of May 26, 2023 the Company received $150,000 for 150,000 shares of Series A Preferred Stock. These shares were issued July 20, 2023.

As of March 31, 2024 and December 31, 2023, the Company had 150,000 shares of Series A Preferred Stock outstanding for each period and recorded as mezzanine at face value of $150,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

Note 19: Subsequent Events

No subsequent events.

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

Overview

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017, in a reverse merger. We are currently developing projects in various locations around the globe using RAKR and partner technologies. We are implementing these projects using technology of Rainmaker Holland B.V. (“RHBV”) in which the Company has a 12% ownership stake. RAKR retains access to the technology based on a cost-plus formula.

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

The Company is headquartered in Peterborough, Ontario, Canada. The Company will utilize its two main types of energy-efficient, fresh water-producing/purification technologies: (1) Air-to-Water (“AW”), which harvests fresh water from humidity and heat in the atmosphere, and (2) Water-to-Water (“WW”), which transforms seawater or polluted water into drinking water. The technologies can be wind driven, solar based, or can use conventional power sources, such as grid or generator. It is deployable anywhere and leaves no carbon trace if renewable resources are deployed.

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

Ongoing Approach to Sales and Marketing

The Company’s ongoing focus will be to pair Rainmaker technologies with those of Miranda and our affiliate partners.

The Company has generated limited revenue up until the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $30,725, as of December 31, 2023. As of March 31, 2024, net assets were $418,930.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had no revenue for the quarters ending March 31, 2023 and March 31, 2024. The Company had net losses of $207,620 and $455,030 for the quarters ending March 31, 2024 and 2023, respectively. The losses in 2024 were reduced by 54% compared to the same period in 2023. The losses for the current quarter are driven by operating expenses including the costs associated with maintaining the Company’s listing and current filing status with the SEC, consulting expenses, stock option expenses, interest as well as derivative liabilities expenses. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2023 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Intellectual Property

We have indirect access to intellectual property assets as a consequence of our partial ownership of and various partnerships with RHBV and Miranda. We believe that this allows us to maintain an edge in the competitive process from a technological and economic cost perspective.

Results of Operations for the Three Months ended March 31st, 2024 and 2023

Revenue

Revenue was nil for each of the three months ended March 31st, 2024, and March 31, 2023.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
General and administrative expense	$97,460	$181,769	$(84,309)	(46.4)%

Stock-based compensation expense included in general and administrative expense	$23,979	$34,737	$(10,758)	(31.0)%

General and administrative expenses, including stock-based compensation, for the three months ended March 31, 2024, decreased $84,309, or 46.4%, compared to the same period in 2023. This decrease relates to (1) an increase of $18,859 in general and administrative expenses, (2) a decrease in consulting expense of $92,250, (3) stock option expense decreased $10,758, and (4) marketing, advertising and promotion expense decreased by approximately $159. Excluding stock-based compensation, general and administrative expenses decreased $10,758.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the fiscal year end date December 31, 2023, the Company raised approximately $8.2 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of approximately $74 million and stockholders’ equity of approximately $(10.9) and $(11.1) million, respectively. As of March 31, 2024, the Company had approximately $236 in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company had no off-balance sheet arrangements.

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

See Note 2 in our financial statements for a discussion of our significant accounting policies.

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of March 31, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of March 31, 2024, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.	During the 2023 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change since filing the 2023 10-K.

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

Rainmaker Worldwide Inc.

Date: May 20, 2024	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

