Form 10-Q
period 2024-09-30
Rainmaker Worldwide Inc.
filed 2024-11-14
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 Brock Street, Peterborough, Ontario Canada	K9H 2P8
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 14, 2024 was 19,987,241. The number of shares of the registrant’s Preferred Stock, $0.001 par value, outstanding as of November 14, 2024 was 150,000.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	Sept 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$288	$131
Other receivables	5,894	5,594
Prepaid expenses	25,000	25,000
Total Current Assets	31,182	30,725

Long Term Assets
Equity Investment	249,124	-

Total Long-Term Assets	249,124	-

Total Assets	$280,306	$30,725

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$183,388	$172,515
Related party payables	844,137	1,607,896
Accrued liabilities	292,236	195,147
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable net of discount of $0 and $84,190	4,374,111	4,034,415
Convertible notes payable-related parties net of discount of $89,299 and $0	237,534	-
Notes payable - related parties	73,516	73,516
Derivative liabilities		208,142

Total Current Liabilities	10,541,332	10,828,041

Long Term Liabilities
Long term notes payable – related parties	640,000	-
Total Long Term Liabilities	640,000	-

Total Liabilities	$11,181,332	$10,828,041

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 150,000 issued and outstanding at Sept 30, 2024 and at December 31, 2023	$150,000	$150,000
Preferred Stock Payable	430,000	-
Total Mezzanine Equity	$580,000	$150,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 19,987,241 outstanding at Sept 30, 2024 and December 31, 2023	$19,987	$19,987
Additional paid-in capital	63,156,391	63,121,114
Stock receivable	-	(24,000)
Accumulated deficit	(74,657,404)	(74,064,417)
Total Stockholders’ Equity (Deficit)	$(11,481,026)	$(10,947,316)
Total Liabilities and Stockholders’ Equity (Deficit)	$280,306	$30,725

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Three month	Three month	Nine month	Nine month
	Sept 30	Sept 30	Sept 30	Sept 30
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$143,725	$78,912	$143,725	$78,912
Cost of Goods Sold	143,725	61,940	143,725	61,940
Gross Margin	-	16,972	-	16,972

Expenses
General and administrative expense	91,651	90,893	257,157	466,902
Total Expenses	91,651	90,893	257,157	466,902

Loss from Operations	(91,651)	(73,921)	(257,157)	(449,930)

Other income (expense)
Income (loss) from equity method investment	(35,465)	-	(143,876)	-
Interest expense	(162,466)	(102,286)	(469,137)	(279,940)
Amortization of debt discount	(168,056)	(38,661)	(246,494)	(365,814)
Initial derivative expense	-	-	(572,415)	-
Change in derivative liabilities expense	210,823	20,905	1,096,092	134,574
Total other income (expense)	(155,164)	(120,042)	(335,830)	(511,180)

Loss from continuing operations	(246,815)	(193,963)	(592,987)	(961,110)

Discontinued operations:
Loss from operations of discontinued operations	-	-	-	13,155
Total discontinued operations	$-	$-	$-	$13,155

Net income (loss)	$(246,815)	$(193,963)	$(592,987)	$(947,955)

Net loss per share:
Basic and diluted	$(0.0123)	$(0.025)	$(0.0297)	$(0.075)

Weighted average number of common shares outstanding:
Basic and diluted	19,987,241	14,317,001	19,987,241	11,097,740

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock									Accumulated
			Additional	Stock			Additional			other
			paid-in	Payable -	Common Stock		paid-in	Stock		comprehensive
	Shares	Amount	capital ($)	Preferred	Shares	Amount ($)	capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2022				-	6,431,909	6,432	62,155,208	-	(72,834,664)	372,649	(10,300,375)

Conversion of convertible promissory notes					3,423,439	3,423	250,366	-	-	-	253,789
Stock-based compensation					-	-	34,737	-	-	-	34,737
Foreign currency translation					-	-	-	-	-	(13,155)	(13,155)
Net gain (loss) for the year					-	-	-	-	(441,875)	-	(441,875)
Balance, March 31, 2023	-	$-	$-	$-	9,855,348	9,855	62,440,311	-	(73,276,539)	359,494	(10,466,879)

Conversion of convertible promissory notes					3,996,879	3,997	105,262	-	-	-	109,259
Stock-based compensation					-	-	34,737	-	-	-	34,737
Stock payable-Preferred				$150,000	-	-	-	-	-	-	-
Foreign currency translation re disposal of foreign subsidiary					-	-	359,494	-	-	(359,494)	-
Net gain (loss) for the year					-	-	-	-	(312,117)	-	(312,117)
Balance, June 30, 2023	-	$-	$-	$150,000	13,852,227	13,852	62,939,804	-	(73,588,656)	-	(10,635,000)

Conversion of convertible promissory notes					3,806,084	3,806	75,037		-	-	78,843
Stock-based compensation					-	-	20,298		-	-	20,298
Stock payable-Preferred				(150,000)			-	-	-	-	-
Issuance of Series A preferred stock for cash	150,000	$150.00	$149,850					-			-
Disposition of discontinued operations					-	-	-	-	-	-	-
Foreign currency translation re disposal of foreign subsidiary					-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(193,963)	-	(193,963)
Balance, September 30, 2023	150,000	$150	$149,850	$-	17,658,311	$17,658	$63,035,139	$-	$(73,782,619)	$-	$(10,729,822)

Balance, December 31, 2023	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,113	(24,000)	(74,064,417)	-	(10,947,316)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derviative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(265,418)	-	(265,418)
Balance, March 31, 2024	150,000	$150	$149,850	$420,000	19,987,241	19,987	63,156,390	-	(74,329,835)	-	(11,153,457)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(80,754)	-	(80,754)
Balance, June 30, 2024	150,000	$150	$149,850	$425,000	19,987,241	19,987	63,156,390	-	(74,410,589)	-	(11,234,211)

Stock payable-Preferred				5,000		-	-	-	-	-	-
Adjustment to APIC and common stock after share consolidation								-	-	-	-
Net gain (loss) for the period						-	-	-	(246,815)	-	(246,815)
Balance, September 30, 2024	150,000	$150	$149,850	$430,000	19,987,241	19,987	63,156,390	-	(74,657,404)	-	(11,481,026)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,987)	$(947,955)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	23,979	89,772
Change in fair value of derivative liabilities	(1,096,092)	(134,574)
Initial derivative expense	572,415	-
Discount amortization	246,494	365,814
Income/loss from equity method investment	143,876	-
Change in operating assets and liabilities:
Accounts receivable	(300)	34
Prepaid expenses	-	5,379
Accounts payable, related party payables and accrued liabilities	652,897	482,005
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(49,718)	(139,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity affiliate	(400,000)	-
Distributions from investment in equity affiliate	7,000	-
CASH USED FOR INVESTING ACTIVITIES	(393,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock-Preferred stock	430,000	150,000
Proceeds from convertible notes	-	56,000
Borrowed on debt	-	(50,000)
Repayments on debt – related party	-	(10,082)
Repayment on convertible promissory note	(11,125)	-
Stock issued for cash	24,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	442,875	145,918
Effect on Foreign Currency Exchange	-	(13,155)

NET INCREASE (DECREASE) IN CASH	157	(6,762)

CASH AT BEGINNING OF YEAR	131	7,130

CASH AT PERIOD END	$288	$368

NON-CASH TRANSACTIONS
Conversion of AP to convertible notes payable	326,833	-
Conversion of AP to LT notes payable	640,000	-
Shares issued for conversion	-	363,048
Initial Derivative Liability/Discount	326,833	73,594
Reattribution of AOCI for disposal of foreign subsidiary	-	359,494
Amendment to convertible note	341,861	-
Settlement of derivative liability	11,298	-

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

Rainmaker holds an indirect interest in Rainmaker Holland B.V. (“RHBV”) through its ownership in RWI which consists of the innovation and manufacturing center located in Rotterdam, Netherlands. RAKR will purchase equipment on a favorable cost-plus formula.

Company History

RWI was incorporated on July 21, 2014, under the Ontario Business Corporations Act. On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares in the capital of RWI from the RWI Shareholders (being all of the issued and outstanding shares in the capital of RWI) in exchange for an aggregate of 2,672,750 restricted shares of the Company’s common stock. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the transaction. As part of the merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger the Company trades on the OTC:Pink under the trading symbol RAKR. Effective April 1, 2023, Rainmaker (RAKR) holds a 40% interest in Rainmaker Worldwide Inc. (Ontario) (RWI). RAKR is an SEC filing company.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $74,657,404. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Share Consolidation

On September 26, 2024, the Company filed Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares on a one-for-twenty-five basis. The share consolidation became effective on September 26, 2024. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

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

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company used a Monte Carlo simulation model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Demonstration Equipment

Demonstration equipment is stated at cost less accumulated depreciation and any recognized impairment loss. Cost includes the original purchase price of the asset and any costs attributable to bringing the asset to its working condition for its intended use.

Depreciation of the demonstration equipment is at a rate estimated to write off the cost of the equipment less its estimated residual value by an equal annual amount over its expected useful life. The residual value and expected useful life of the demonstration equipment is reviewed and adjusted, if appropriate, at the end of each reporting period.

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

The Company generates its revenue through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and the initial down payment is received. Each transaction price is established in the signed contract. Unearned revenue is recognized upon receipt of the down payment for the system. The revenue is recognized once title of the system transfers to the customer. The nature of the business of equipment sales implies there is only one performance obligation, which is delivery of the product to the customer. Our contracts outline each party’s rights and obligations, including the terms and timing of payments. Another source of revenue is in exchange for operating, maintenance and professional services. That revenue is recognized in the period it is earned.

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

Revenues recognized at September 30, 2024 and September 30, 2023 are $143,725 and $78,912 respectively.

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

Share-based Payment Expense

The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers, and consultants. Share-based awards for employees are measured at the fair value of the related share-based awards. Share-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of shares are valued using the fair value of the shares at the time of grant; issuances of options are valued using the Black-Scholes model with assumptions based on historical experience and future expectations.

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

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we will be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of September 30, 2024, the Company had no cash equivalents.

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

The Company uses the equity method to account for its interest in RWI. As of September 30, 2024, the Company invested $0.4 million in RWI in the form of a note. For the quarters ending September 30, 2024 and 2023, RWI recorded net losses of $359,691 and nil, respectively, of which the Company recognized losses from equity method investments of $143,876 and nil, respectively.

			Carrying Value as of
	Location	Percentage Ownership	September 30, 2024	December 31, 2023
Rainmaker Worldwide Inc.	Ontario, Canada	40%
Initial investment cost			$400,000	-
Less: Distributions			7,000	-
Less: Share of net loss			143,876	-
Carrying value			$249,124	-

	Quarter Ended September 30,
	2024	2023
Statements of operations:
Operating revenue	$395,748	-
Operating expenses	755,439	-
Net loss	$359,691	-

	September 30, 2024	December 31, 2023
Balance sheets:
Current assets	$440,354	-
Long-term assets	23,019	-
Current liabilities	(137,431)	-
Long-term liabilities	(1,133,954)	-
Net assets	$(808,012)	-

Note 4: Convertible Notes Payable

The Convertible Notes Payable are defined below.

A $8,200 convertible note that came into the Company through the July 3, 2017 merger. Accrued interest to September 30, 2024, was $2,969.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,897 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date was extended to March 14, 2024. On March 14, 2024, a second amendment to this loan was signed agreeing to roll the accrued interest to date of $200,651 into the principal amount resulting in a total principal amount of $4,224,702 (the “New Principal Amount 2”). The maturity date was extended to July 14, 2024. On July 14, 2024, a third amendment to this loan was signed agreeing to roll the accrued interest to date of $141,209 into the principal amount resulting in a total principal amount of $4,365,911 (the “New Principal Amount 3”). The maturity date was extended to January 14, 2025.

On June 28, 2022, the Company issued a convertible promissory note in the amount of $64,250 bearing interest of 10% per annum with a maturity date of one year (June 28, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before maturity. The Agreement was signed on June 28th and ultimately funded on July 6, 2022. During Q1, 2023, the principal amount of this note ($64,250) plus all accrued interest ($3212.50) was fully converted into 1,422,193 common shares. This note had an Original Issue Discount of $4,250 and as of February 21, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On July 26, 2022, the Company issued a convertible promissory note in the amount of $35,000 bearing interest of 10% per annum with a maturity date of one year (July 26, 2023) and has the option to convert into shares of Common Stock any time following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q1, 2023, the principal amount of this note ($35,000) plus all accrued interest ($1,822.47) was fully converted into 716,675 common shares. This note had an Original Issue Discount of $2,500 and as of February 13, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On September 12, 2022, the Company issued a convertible promissory note in the amount of $49,250 bearing interest of 10% per annum with a maturity date of one year (September 12, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q1, 2023, there were conversions totaling $37,800 leaving a principal balance of $11,450. These conversions converted into 1,284,570 common shares. During Q2, 2023, the remaining principal balance and accrued interest were converted into 705,566 shares. This note had an Original Issue Discount of $4,250 and as of May 22, 2023, it was fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On October 25, 2022, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (October 25, 2023) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q2, 2023, this note including accrued interest was fully converted into 3,291,314 shares. This note had an Original Issue Discount of $4,250 and as of June 20, 2023, was fully amortized. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On February 21, 2023, the Company issued a convertible promissory note in the amount of $44,250 bearing interest of 10% per annum with a maturity date of one year (February 21, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 65% of the Market Price (lowest trading price during the 10-trading day period). The Company has the right to prepay any time before the 180th day. During Q3, 2023, this note went through conversions reducing the principal amount by $44,230, converting into 3,806,084 common shares. This note had an Original Issue Discount of $4,250 and as of December 31, 2023, it is fully amortized. During Q4, 2023, the remaining principal amount of the note in the amount of $20 and accrued interest of $2,213 were converted into 228,974 common shares. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions.

On May 8, 2023, the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. Conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity. This note had an Original Issue Discount of $5,000 and as of March 31, 2024, it is fully amortized. As of December 31, 2023, $9,875 was converted into 500,000 common shares leaving the remaining principal balance of $11,125. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions. During the first quarter of 2024, this note was paid in full including interest of $3,675.

On January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,883 reflecting amounts due for services provided pursuant to the terms of Consulting Agreements between the Holders and the Company. Each note is a one-year term, carrying an interest rate of 10% per annum and will convert at $0.035 per share (70% of the 30-day Volume Weighted Average Price preceding the date of the notes). The debt discount as of September 30, 2024 is $89,299. As of September 30, 2024, accrued interest for these notes was $23,733.

Note 5: Derivative Liabilities

During the quarter, on September 26, 2024, the Company executed a 1-for-25 reverse stock split, which resulted in a reduction in the total number of outstanding shares. As a result of this reverse stock split, the Company’s previously outstanding derivative instruments, which were tied to the conversion of shares, are now fully convertible. Consequently, all potential conversion rights are now exercisable, and the associated derivative liabilities have been extinguished as of the reverse stock split date. Accordingly, the Company no longer recognizes derivative liabilities in its financial statements.

Derivative liabilities (fair value)

Beginning Balance	$208,142
Change due to Issuances	899,248
Change due to Conversions	(11,298)
Mark-to-market	(885,269)
Ending Balance June 30, 2024	$210,823
Gain on derivatives-convertible notes	206,358
Gain on derivatives-warrants	4,465
Fair Value Balance September 30, 2024	$-

Note 6: Notes Payable, Related Parties

Promissory notes dated November 6, 2016, with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. Accrued interest to September 30, 2024, on these notes is $5,973.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $16,866 remains.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. At December 31, 2022, the Company owed this party $10,081. This amount was repaid during Q2 2023 and the balance owing as of September 30, 2024, is nil.

On January 8, 2024, to alleviate the payables burden on the Company, executives agreed to, and the Company issued three long-term promissory notes totaling $640,000. Each note is a two-year term, carrying an interest rate of 10% per annum. The notes can become convertible notes at a conversion rate of 70% of the 30-day Volume Weighted Average Priced preceding the date of the notes ($0.035 per share) if both the Company and the holder both agree. As of September 30, 2024, accrued interest for these notes is $46,466.

Also on January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,883 (see Note 4 for details).

Note 7: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same except for a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of September 30, 2024, this accrued interest remains outstanding.

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

Note 10: Common Stock

Common Stock

On September 26, 2024, the Company filed Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares on a one-for-twenty-five basis. The share consolidation became effective on September 26, 2024. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

As at September 30, 2024, the Company had authorized 501,000,000 shares, of which 500,000,000 shares are Common Stock with a par value of $0.001 per share and 1,000,000 shares are Preferred Stock (see Note 17) with a par value of $0.001 per share.

At September 30, 2024, 19,987,241 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2022	6,431,865
Conversion of convertible promissory notes	11,955,376
Common shares issued for acquisition	1,600,000
Balance, December 31, 2023	19,987,241

Balance, September 30, 2024	19,987,241

During 2023, the Company issued 11,955,376 shares upon conversions of convertible promissory notes (see Note 4 for details). No shares have been issued this fiscal year to September 30, 2024.

Note 11: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $844,137 (2023: $1,502,421).

Refer to other related party payables in Notes 5 and 6.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022. No changes to September 30, 2024.

Effective April 1, 2023, Rainmaker (RAKR) divested 60% interest in Rainmaker Worldwide Inc. (Ontario) (RWI) and continues to hold a 40% interest.

On November 6, 2023, the Company issued 1,600,000 shares to RWI (a related party) to finalize the Miranda acquisition. Shares were valued at $48,000 on the date of signature of the agreement with RWI to affect that acquisition. $24,000 was received on January 15, 2024, in payment for these shares. The difference of $24,000 was recorded as stock-based compensation in Q3, 2023.

On January 16, 2024, the Company made an investment in Rainmaker Worldwide Inc. (Ontario) (RWI) in the amount of $400,000. At the same time, the 60% shareholder of RWI invested $600,000 such that both parties fully funded the first payment due to acquire 60% of Miranda. Distribution payments of this investment will be made in monthly payments of $10,000 commencing after 100% of Miranda’s shares have been paid for or after January 21, 2026, whichever comes later. It is possible that these distribution payments may come ahead of this schedule. As of September 30, 2024, $7,000 in distribution payments have been received and the Company’s share of net losses of the consolidation of RWI and Miranda is $143,876 leaving an investment balance of $249,124.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016, against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of September 30, 2024 (2023: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

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

There are no lease-related assets and liabilities recorded on the Company’s balance sheet and the Company has no lease expenses.

Note 15: Stock Options

In order to compensate members of the board and executives, the following stock options have been granted, vesting as described.

●	Effective July 1, 2022, the Company granted 60,000 options as compensation to the newly filled position, VP Sales and 100,000 to the newly filled position, Executive VP Finance. 25,600 and 20,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $3.00 per share. In January, 2024, the Board of Directors modified the exercise price to $0.035 per share as part of the change described directly below.

●	January 8, 2024, the Board of Directors granted 264,000 fully vested options to the Company’s CEO, with a term of 5 years and exercisable at $0.035 per share (70% of the 30-day Volume Weighted Average Price prior to this date). These options are the first options granted to the CEO who forewent this compensation in the past to benefit the Company. The CEO is now aligned with the executive management compensation. At the same time, the Board of Directors modified 528,000 fully vested shares allocated to executives, directors and former management to reflect the same exercisable price of $0.035 per share.

●	For the period ended December 31, 2023, the Company recorded a stock option expense of $108,581. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the quarter ended September 30, 2024, the Company did not record stock option expenses. Year to date the Company has recorded stock option expense of $23,934.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2023	To September 30, 2024	To September 30, 2024	To September 30, 2024
1,128,000	264,000	1,392,000	0

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0042-$0.2
Exercise Price	$0.035-$3.75
Number of Options Granted	1,392,000
Dividend Yield	0%
Expected Volatility	116-355%
Weighted Average Risk-Free Interest Rate	1.42%
Term (in years)	5

Note 16: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At September 30, 2024, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,833,521. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended September 30,	Year ended December 31,
	2024	2023

Net Loss	(592,987)	(1,229,753)
Add back:
Stock Compensation	23,979	132,581
Amortization of Debt Discount	246,494	453,865
Taxable Income	(322,514)	(643,487)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	67,728	135,132
Valuation Allowance	(67,728)	(135,132)
Net Deferred Asset	-	-

Note 17: Discontinued Operations

Effective April 1, 2023, the Company came to an agreement to divest 60% of Rainmaker Worldwide Inc., the private Ontario based company, leaving RAKR with a 40% ownership in this company. The resultant Financial Statements, in accordance with ASC 205-20-45-1E, reflect the impact of this restructuring of the Company. The restructuring was executed to facilitate the fully funded development of the North American market. This includes Rainmaker and Miranda products as per the Joint Development Agreement described herein (see Note 1 Nature of Operations under Ongoing Partnerships). The value as of September 30, 2024, of the Company’s 40% interest in Rainmaker Worldwide Inc. (Ontario) is nil.

Note 18: Mezzanine Equity

Effective June 29, 2022, the Company has authorized shares of 501,000,000, of which 500,000,000 shares are common stock (see Note 10) with a par value of $0.001 per share and 1,000,000 shares are preferred stock with a par value of $0.001 per share.

On May 23, 2023, a Certificate of Designation was executed designating 150,000 Preferred Stock as a new class of Preferred Stock designated Series A Preferred Stock. The total face value of this entire series is one hundred and fifty thousand dollars ($150,000). Each share of Series A Preferred Stock has a stated face value of $1.00 and is convertible into shares of fully paid and non-assessable shares of common stock of the Company at $0.015 per share. On January 16, 2024, the Company received $420,000 for the purchase of 420,000 preferred shares and a further $5,000 on March 5, 2024 and July 1, 2024 for a total of $430,000 for the purchase of 430,000 preferred shares. The Series A Preferred Stock will be increased in the future and these 430,000 preferred shares will be issued at that time under the same terms as those designated on May 23, 2023. Therefore, this amount has been recorded as Stock Payable-Preferred until that occurs.

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

(f) RIGHT TO PURCHASE AND CONVERT TO COMMON STOCK

The holder of the Preferred Stock shall have the right to purchase, when common stock becomes available for issuance, up to US$600,000 worth of common stock of the Company at a price of US$0.015 per share, reflecting a discount to market price at the time of signing this agreement of 50% and/or convert the Preferred Stock with the same conversion terms as above.

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

iii. Purchase Price: The purchase price per share shall be US$0.015, reflecting a discount to market price of 50% at the time of signing this agreement.

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

As of May 26, 2023 the Company received $150,000 for 150,000 shares of Series A Preferred Stock. These shares were issued July 20, 2023.

As of September 30, 2024 and December 31, 2023, the Company had 150,000 shares of Series A Preferred Stock outstanding for each period and recorded as mezzanine at face value of $150,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Share Consolidation

On September 26, 2024, the Company filed Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares on a one-for-twenty-five basis. The share consolidation became effective on September 26, 2024. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

Overview

Rainmaker Worldwide Inc. (“RAKR”, the “Company”, “we”, “us” or “our”) is a Nevada corporation originally formed on February 27, 1998. The corporation became RAKR on July 3, 2017, in a reverse merger. We are currently developing projects in various locations around the globe using RAKR and partner technologies. We are implementing these projects using technology of Rainmaker Holland B.V. (“RHBV”). RAKR retains access to the technology based on a cost-plus formula.

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

On July 3, 2017, RWI shareholders completed a share exchange with the Company (the “Merger”) pursuant to a share exchange agreement dated June 28, 2017 (the “Share Exchange Agreement”) among the Company, RWI and RWI’s 45 shareholders at the time. Upon completion of the Merger, and in accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired an aggregate of 9,029,562 common shares of stock in the capital of RWI from the RWI Shareholders (being all the issued and outstanding shares of RWI) in exchange for an aggregate of 2,672,750 restricted shares of the Company’s common stock. Therefore, RWI became a wholly owned subsidiary of the Company effective July 3, 2017. The Company’s former name, Gold and Silver Mining of Nevada, Inc. (“CJT”) was changed on April 24, 2017, in expectation of and conditional upon completion of the Merger. The Merger was accounted for as a reverse acquisition with RWI considered the accounting acquirer since the former RWI shareholders remained in control of the combined entity after the consummation of the transaction. As part of the Merger, net liabilities of $235,495 were recognized on the Company’s balance sheet. As a result of the Merger, the Company trades on the OTC:Pink under the symbol RAKR.

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

Miranda Acquisition

On January 22, 2024, RWI, a 40% subsidiary of RAKR, finalized the acquisition of Miranda. The first payment of one million USD together with 1,600,000 RAKR common shares was paid to the shareholders of Miranda. This provides RWI with controlling interest of Miranda initially at 60% of Miranda common stock holdings. The remaining two million USD is to be paid no later than 2 years from the closing date of January 22nd, 2024. Miranda is coming into 2024 after having a solid year of results in 2023 delivering projects in Iraq and Fiji among others. RWI and RAKR are actively marketing their solutions in Canada, US, Mexico, the Caribbean, Central America and South America. The expanded product portfolio will assist in market entry opportunities for Miranda and RAKR products alike, bringing revenue and value to all of the companies.

Ongoing Approach to Sales and Marketing

The Company’s ongoing focus will be to pair Rainmaker technologies with those of Miranda and our affiliate partners.

The Company has generated limited revenue up to the present time, and its operations for the past four years have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $30,725, as of December 31, 2023. As of September 30, 2024, net assets were $280,306.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had revenue for the quarters ending September 30, 2023 and September 30, 2024 of $78,912 and $143,725 respectively. The Company had net losses of $246,815 and $193,963 for the quarters ending September 30, 2024 and 2023, respectively. Year-to-date losses for September 30, 2024 and 2023 were $592,987 and $947,955 respectively. The losses in 2024 were reduced by 37% compared to the same period in 2023. The losses for the current quarter are driven by operating expenses including the costs associated with maintaining the Company’s listing and current filing status with the SEC, consulting expenses, stock option expenses, as well as interest. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2023 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Nine Months ended September 30, 2024 and 2023

Revenue

Revenue was $143,725 and $78,912 the nine months ended September 30, 2024, and September 30, 2023.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
General and administrative expense	$257,157	$466,902	$(209,745)	(44.9)%

Stock-based compensation expense included in general and administrative expense	$23,979	$89,772	$(65,793)	(73.3)%

General and administrative expenses, including stock-based compensation, for the nine months ended September 30, 2024, decreased $209,745, or 44.9%, compared to the same period in 2023. This decrease relates to (1) a decrease in consulting expense of $125,583 (2) stock option expense decrease of $65,793, (3) a decrease of $15,472 in general and administrative expenses, (4) marketing, advertising and promotion expense decreased by approximately $532 and, (5) a decrease in travel expense of $2,365. Excluding stock-based compensation, general and administrative expenses decreased $143,952.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the fiscal year end date December 31, 2023, the Company raised approximately $8.2 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of approximately $74.7 million and $74.1 million and stockholders’ equity of approximately $(11.5) and $(10.9) million, respectively. As of September 30, 2024, the Company had approximately $288 in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2022, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2024, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of September 30, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of September 30, 2024, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.	During the 2023 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 9, 2023, a convertible promissory note dated June 28, 2022 in the amount of $64,250 was partially converted. $15,000 principal was converted into 230,769 shares leaving a principal balance owing of $49,250.

On January 26, 2023, a convertible promissory note dated July 26, 2022 in the amount of $35,00 was partially converted. $12,000 principal and $595.07 accrued interest was converted into 129,180 shares leaving a principal balance owing of $23,000.

On February 2, 2023, the Company issued shares upon a partial conversion of the June 28, 2023 convertible promissory note. $15,000 principal was converted into 300,000 shares leaving a principal balance owing of $34,250.

On February 3, 2023, the Company issued shares upon partial conversion of the July 26, 2022 convertible promissory note. $8,000 principal plus accrued interest of $416.44 was converted into 172,645 shares leaving a principal balance of $15,000.

On February 7, 2023, the Company issued shares upon partial conversion of the June 28, 2022 convertible promissory note. $16,250 principal was converted into 361,111 shares leaving a principal balance of $18,000.

On February 8, 2023, the Company issued shares upon a partial conversion of the July 26, 2023 convertible promissory note. $8,000 principal and $427.40 accrued interest was converted into 199,465 shares leaving a principal balance of $7,000.

On February 13, 2023, the Company issued shares upon partial conversion of the June 28, 2022 convertible promissory note. $15,600 principal was converted into 390,000 shares leaving a principal balance of $2,400.

On February 14, 2023, the Company issued shares upon a partial conversion of the July 26, 2022 convertible promissory note. This final partial conversion was in the amount of $7,000 principal plus $383.56 accrued interest and was converted into 215,385 shares. This note is now fully converted.

On February 21, 2023, the Company issued shares upon a partial conversion of the June 28, 2022 convertible promissory note. This final partial conversion was in the amount of $2,400 principal plus $3212.50 accrued interest and was converted into 140,313 shares. This note is now fully converted.

On March 15, 2023, the Company issued shares upon partial conversion of a convertible promissory note dated September 12, 2022 in the amount of $49,250. $15,000 principal was converted into 375,000 shares leaving a principal balance of $34,250.

On March 20, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $12,200 principal was converted into 443,636 shares leaving a principal balance of $22,050.

On March 27, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $10,600 principal was converted into 465,934 shares leaving a principal balance of $11,450.

On April 24, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $10,400 principal was converted into 489,412 shares leaving a principal balance of $1,050.

On May 22, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated September 12, 2022. $1,050 and accrued interest of $3,512.50 principal was converted into 216,154 shares. This note is now fully converted.

On May 25, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $8,500 principal was converted into 523,077 shares leaving a principal balance of $35,750.

On June 5, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $8,100 principal was converted into 549,153 shares leaving a principal balance of $27,650.

On June 9, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $8,550 principal was converted into 579,661 shares leaving a principal balance of $19,100.

On June 14, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $7,900 principal was converted into 607,692 shares leaving a principal balance of $11,200.

On June 16, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $7,900 principal was converted into 607,692 shares leaving a principal balance of $3,300.

On June 20, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated October 25, 2022. $3,300 principal and accrued interest of $2212.50 was converted into 424,038. This note is now fully converted.

On September 5, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $10,150 principal was converted into 688,136 shares leaving a principal balance of $34,100.

On September 12, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $9,400 principal was converted into 723,077 shares leaving a principal balance of $24,700.

On September 21, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $8,740 principal was converted into 760,000 shares leaving a principal balance of $15,960.

On September 26, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $7,760 principal was converted into 795,897 shares leaving a principal balance of $8,200.

On September 27, 2023, the Company issued shares upon partial conversion of the convertible promissory note dated February 21, 2023. $8,180 principal was converted into 838,974 shares leaving a principal balance of $20.

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

Rainmaker Worldwide Inc.

Date: November 14, 2024	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

