Form 10-K
period 2024-12-31
Rainmaker Worldwide Inc.
filed 2025-03-31
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 000-56311

Rainmaker Worldwide Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 East Sunset Road, Suite 5 #925, Las Vegas, NV	89120
271 Brock Street, Peterborough, Ontario Canada (Former address)	K9H 2P8
(Address of principal executive offices)	(Zip Code)

(877) 334-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the voting common equity held by non-affiliates was approximately $612,934 based on the closing bid price and asked price of $0.0313 of the registrant’s common stock on the OTC: Pink.

The registrant had 46,922,665 shares of common stock, par value $0.001 per share, outstanding as of March 31, 2025.

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

Background

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada-based corporation that became publicly traded on July 3, 2017, following a reverse merger. The Company specializes in energy-efficient freshwater production and purification technologies, primarily through Air-to-Water (“AW”) systems that extract water from humidity. It also offers solutions to transform contaminated or seawater into potable or reusable water. Rainmaker focuses on providing sustainable water solutions to communities and industries globally through strategic partnerships.

Originally, the Company operated through its Ontario-based subsidiary, Rainmaker Worldwide Inc. (Ontario) (“RWI”), established in 2014 to commercialize its patented water technologies. In line with its expansion strategy, Rainmaker sold a 60% stake in RWI on March 31, 2023, retaining a 40% interest. Subsequently, on January 22, 2024, RWI acquired a 60% stake in Miranda Environmental and Water Treatment Technologies, with plans to acquire the remaining 40% over the next two years. This acquisition significantly expanded RAKR’s portfolio through its distribution rights for Miranda’s products, thereby strengthening its water treatment capabilities.

On December 31, 2024, RWI underwent a restructuring, during which the Company converted its investment in RWI into RWI shares. Simultaneously, RWI independently secured new capital investment, reducing the Company’s ownership in RWI to 13.65%. As a result of RWI’s financial situation—characterized by insufficient cash flow, net liabilities, and ongoing net losses—the Company decided to impair the investment in accordance with standard accounting principles. Given these conditions, the Company determined that the investment could not reasonably provide a sufficient return on investment (ROI) and therefore impaired the asset to zero. The Company was fully aware of this outcome prior to the restructuring.

Although the equity value of this investment has been impaired, the Company continues to benefit from all of the original distribution rights, in particular for Mexico and the United States. The Company and RWI continue will work together to maximize the value of these distribution rights. Both companies understand that the water infrastructure sector has long sales cycles, often contingent upon factors such as timely permitting for projects that require water treatment.

On October 9, 2024, RWI restructured its 12% ownership of Rainmaker Holland B.V. (“RHBV”) by rolling it into Rainmaker Holding B.V., reducing its stake to 5%. Despite this reduction, the Company continues to benefit from access to RHBV’s technology on a cost-plus pricing basis.

Rainmaker’s corporate journey has included significant restructuring efforts. Originally formed as Gold and Silver Mining of Nevada, Inc., the Company underwent a merger with RWI in 2017, resulting in a reverse acquisition where RWI shareholders took control of the combined entity. In 2021, Rainmaker and RWI entered into an agreement with RHBV, Dutch Rainmaker B.V. (“DRM”), and Wind en Water Technologie Holding B.V. (“WWT”) to settle financial obligations through an exchange of debt, contractual obligations, and common stock. These actions were aimed at optimizing business operations and expanding access to capital markets.

Today, RAKR remains committed to delivering advanced water production and purification solutions, leveraging its innovative technologies and expanded product range, particularly through its distribution agreements for Miranda products. The Company is focused on business development across North, South, and Central America, as well as the Caribbean, positioning itself as a leader in sustainable water solutions.

The Company has generated limited revenue to present. Operations have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $30,725, as of December 31, 2023. As of December 31, 2024, net assets were $50,116.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales are expected to be heavily driven by independent distributors and project developers. The Company had $143,725 in revenue for the year ending December 31, 2024, and $78,912 in revenue for the year ending December 31, 2023 and had net losses of $1,056,242 and $1,229,753 for the years ended December 31, 2024 and 2023, respectively. The losses in 2024 have been reduced by 14% compared to 2023. The 2024 losses are driven by operating expenses and other expenses, the largest components in operating expenses being consulting expenses, including stock option expenses while the largest contributor in other expenses were interest expense, amortization of debt discount, loss on equity method investment and impairment expense.

The costs associated with maintaining the Company’s listing and current filing status with the SEC as expected are significant. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2024 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Products and Services

Overview

Fresh water is unevenly distributed throughout the world. Many regions are desperately under-served, including North Africa, the Middle East, India, Mexico, large portions of South America, and various island geographies.

Fundamentally, the solutions Rainmaker provides are based on deploying technology with the following attributes to ensure low-cost delivery and Company profitability:

●	Versatile
●	Scalable & Cost-effective
●	Environmentally & Socially Sustainable
●	Applying Proprietary Technology through partners and affiliates

Air-to-Water (AW) – Harvests fresh water from airborne humidity by using advanced heating and cooling technologies. Water-to-Water (WW) technologies – Transforms contaminated water (saltwater, sewage, polluted) into safe, clean water by using an environmentally sustainable process. Through the acquisition of Miranda as well as RAKR’s own technologies, the Company has multiple options to purify wastewater to potable water standards.

The operating efficiency of these technologies allows us to provide customers with clean water at a price that is highly competitive relative to traditional alternatives. We substantially out-perform peer competitors because we can deploy remotely where the water is consumed and using up to 50% less power than those same competitors. The compact and scalable systems for AW enables decentralized deployment, in which water is distributed directly to the consumption site with no expensive piping or truck transport. AW is both a cost-effective technology solution and can be powered by solar, wind, or grid electricity, or a combination of power sources. It can produce roughly 5,000 liters of water per unit, per day, depending on the local climatic conditions and the type of unit deployed.

The acquisition of Miranda provides the Company with a full suite of water production and purifications systems that are distributed and available to communities who need them the most.

Cost Information

Currently in remote locations, the principal source of potable water supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter including bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders.

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

In addition, over the course of the past year, we have been developing partnerships with highly experienced developers of complementary technology. That gives RAKR the ability to have a more comprehensive product set when proposing solutions to communities, developers and commercial entities. The most significant advance to date is the acquisition of Miranda. On January 22, 2024, RWI finalized the acquisition of Miranda. Miranda has been delivering systems for more than ten years across 40 countries globally. As a result, their global experience is invaluable to Rainmaker and Rainmaker shareholders.

Potential Improvements

Potential improvements and related applications that we are pursuing or plan to pursue include seeking more strategic and technology-based partnerships with complementary technology and business development companies to expand our global reach and service offering.

Market Opportunity

In the past twenty years, there has been a growing awareness of the shortage of fresh water—and the associated economic and social effects the problem magnifies in impoverished and underdeveloped communities. Entities ranging from Water.Org to the United Nations (access to safe drinking water represents #6 of the 17 Sustainable Development Goals articulated by the United Nations) are at the forefront of driving international policy momentum and prospects for multilateral cooperation in the realms of global governance and public-private co-regulation. Common to these efforts is the search for scalable and practical solutions that possess applications uniquely suited to the problem of shortage.

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

The above analysis points to a global market for water that is extraordinarily immense. Today, the annual global water market for all purposes and uses is $880 billion in 2023 and is expected to expand to $1.2 trillion by 2031 (Source: Verified Market Research: www.verifiedmarketresearch.com). Applying RAKR’s approach against the purposes and uses defined above, our solutions are tailored to meet roughly 70% of that global level of demand.

Suppliers

As stated previously, our principal suppliers for the core technologies to be deployed are Miranda and RHBV. Should RHBV not supply the appropriate scale of technology required by a project, RAKR has identified multiple technologies of different sizes and types. With the acquisition of Miranda, we now have complementary technology to diversify the Rainmaker business model.

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

Intellectual Property

We have indirect access to intellectual property assets as a consequence of our indirect ownership of and partnerships with RHBV and Miranda. We believe that this allows us to maintain an edge in the competitive process from a technological and economic cost perspective.

Company Executive and Consulting Resources

The direct Executives of RAKR are represented by Michael O’Connor, Director, Executive Chairman and CEO and Kelly White, VP of Finance. These resources are sourced through consulting agreements.

We have an extended sales force through our distribution partners. Currently we have distribution partners with global reach.

Legal services have been provided by the Law Offices of Clifford J. Hunt, P.A. since February 2024.

M&K CPAS PLLC has served as the Company’s auditor since 2020.

Item 1A.	Risk Factors

Investing in our common stock involves risks. Each of these risks and uncertainties not presently known to us or that we currently deem immaterial could adversely affect our business, results of operations, cash flows and financial condition and cause the value of our common shares to decline, which may result in the loss of part or all of your investment.

Risks Related to our Business

RAKR has a limited commercial operating history, which makes the evaluation of its future business prospects difficult.

The Company has recently commercialized its business to deploy its technologies and partner products and services. Consequently, the Company has limited operating history and an unproven marketing and sales strategy. We may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and investment prospects difficult. The Company’s success is dependent upon the successful development and implementation of suitable water projects and establishing its water production technology capabilities in a variety of complex environmental crises worldwide. Any future success that we might achieve will depend upon various factors, including factors beyond our control that cannot be predicted at this time. These factors may include but are not limited to:

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

Our independent registered public accounting firm’s opinion on our Fiscal 2024 financial statements has a “going concern” explanatory paragraph. Such an opinion may make parties reluctant to extend trade credit to us or raise capital and thereby make it more difficult for us to conduct our business operations. In addition, such an opinion from the independent registered public accounting firm may also make third parties reluctant to do business with us or to invest funds in our company, thereby raising difficulties for us in the conduct of our business.

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

As our business grows and expands, RAKR expects to have expenses in order to facilitate and maintain strategic distribution channels and key relationships. We expect our cost of revenues, business development, marketing, sales, operational, general, and administrative expenses to continue to increase. If revenues do not increase to correspond with these increased expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow, and overall financial condition.

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

We expect to raise additional funds by engaging in equity and/or debt financing transactions if capital providers supply the desired amount of financial capital on the basis of terms we believe reasonable to provide for working capital needs, finance the acquisition of capital assets, and carry out business development efforts in the best interest of existing shareholders. Any sales of additional equity and/or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company. Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow before there would be any return to investors. On June 29, 2022 the Company increased its authorized capital to 500,000,000 and established one million preferred shares of which 150,000 have been issued. On September 26, 2024 the Company effected a 25:1 share consolidation.

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

The competition in AW and other technologies is evolving and growing. Until recently, smaller remote on-site solutions have not been cost-competitive compared to alternatives, but that has changed. At the present time, we are aware of other companies that produce our technologies. To the extent that future technological advance in the market results in pricing pressures, and the possibility that that will affect the Company’s ability to increase its market share, we may face an adverse effect on our business, operating results, and overall financial condition. At such time, the Company will consider its technological options accordingly.

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

A significant number of the Company’s outstanding shares remain with resale restrictions however we have 16,347,993 (81.8%) shares in the public float.

The shares of the Company’s common stock issued in the 2017 were issued and designated as “restricted” or “control” shares as defined in Rule 144 under the Securities Act and are subject to resale restrictions. Consequently, these shares were not able to be freely sold at the time unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. As of March 31, 2025, approximately 16,348,573 shares of the Company’s common stock, held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. This represents approximately 81.8% of the total issued and outstanding shares of stock. While this remains a risk factor the number of shareholders and the percentage of tradeable shares suggest a functioning market for the Company’s shares.

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

To date, the Company has not paid any cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. Payment of future dividends will depend on earnings, our capital requirements, our debt facilities and other factors considered appropriate by our Executive Officers and Directors. There is no assurance that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate to fund our ongoing marketing, sales, and operations. Therefore, any return on your investment would be derived from an increase in the price of our stock, which may or may not occur.

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

The Company’s corporate offices are at 2510 East Sunset Road, Suite 5, Las Vegas, NV. In recent years we have operated from home offices and continue to do so and will use the Corporate Offices on an as needed basis. There are no other properties that would create risks for the Company.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, are an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable to smaller companies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our common stock is quoted on the OTC: Pink under the symbol “RAKR”. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High*	Low*
December 31, 2024	$0.0091	$0.0090
September 30, 2024	$0.04	$0.02
June 30, 2024	$0.035	$0.0313
March 31, 2024	$0.0425	$0.0413
December 31, 2023	$0.0675	$0.05
September 30, 2023	$0.0225	$0.0175
June 30, 2023	$0.045	$0.035
March 31, 2023	$0.04	$0.0325
*Source: yahoo!finance Historical Data

Quotations reflect interdealer prices, without retail mark up, markdown or commissions and may not represent actual transactions.

(b)	Holders

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

On January 21, 2020, the Company entered into a three-year consulting agreement with a company controlled by its new CEO. The contract included 144,000 warrants with an exercise price of $5.00 vesting in equal amounts commencing the effective date of the contract. On December 31, 2020, this contract was terminated. The warrants vested immediately, and the exercise price was amended to $2.50. As well, the Company granted an additional 20,000 warrants which vested immediately at an exercise price is $2.50. All expire December 31, 2025. As of January 8, 2024, these warrants have been repriced at $0.0347.

On October 1, 2020, the Company entered into a consulting agreement with an Advisor which granted warrants in full compensation for services. It included 540,000 warrants at an exercise price of $7.50 now expired as of October 1, 2023. A further 600,000 warrants were issued at an exercise price of $3.75 expiring October 1, 2025.

On April 1, 2021, the Company granted 164,000 options as part of an amendment to an Executive Consultant’s contract; 5,000 options vest per month commencing April 1, 2021 with a term of 5 years and exercisable at a price of $2.50 per Share. As of January 8, 2024, these options have been repriced at $0.0347.

On December 21, 2021, the Company granted 20,000 options to each of the two new Directors; for each, 4,000 options vested immediately and the balance vests over the remaining term of their appointment; each with a term of 5 years and exercisable at $2.50 per share or with a 20% discount to market based on a 30-day VWAP if it falls below $2.50, not to go below $1.75. These options are fully vested as of December 31, 2023. As of January 8, 2024, these options have been repriced at $0.0347.

On July 1, 2022, the Company granted 60,000 options as compensation to the newly filled position, VP Sales and 100,000 to the VP Finance. 25,600 and 20,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $3.00 per share. In January, 2024, the Board of Directors modified the exercise price to $0.0347 per share.

January 8, 2024, the Board of Directors granted 264,000 fully vested options to the Company’s CEO, with a term of 5 years and exercisable at $0.0347 per share (70% of the 30-day Volume Weighted Average Price prior to this date). These options are the first options granted to the CEO who forewent this compensation in the past to benefit the Company. The CEO is now aligned with the executive management compensation. At the same time, the Board of Directors modified 528,000 fully vested shares allocated to executives, directors and former management to reflect the same exercisable price of $0.0347 per share.

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

You should read the following discussion and analysis in conjunction with the audited financial statements, and the related footnotes thereto, appearing elsewhere in this Form 10-K. In addition, we intend to use our media and investor section on our website (www.rainmakerww.com/category/investor-updates/), SEC filings and press releases to communicate with the public about Rainmaker, its services and other issues.

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

Overview

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada-based corporation that became publicly traded on July 3, 2017, following a reverse merger. The Company specializes in energy-efficient freshwater production and purification technologies, primarily through Air-to-Water (“AW”) systems that extract water from humidity. It also offers solutions to transform contaminated or seawater into potable or reusable water. Rainmaker focuses on providing sustainable water solutions to communities and industries globally through strategic partnerships.

Originally, the Company operated through its Ontario-based subsidiary, Rainmaker Worldwide Inc. (Ontario) (“RWI”), established in 2014 to commercialize its patented water technologies. In line with its expansion strategy, Rainmaker sold a 60% stake in RWI on March 31, 2023, retaining a 40% interest. Subsequently, on January 22, 2024, RWI acquired a 60% stake in Miranda Environmental and Water Treatment Technologies, with plans to acquire the remaining 40% over the next two years. This acquisition significantly expanded RAKR’s portfolio through its distribution rights for Miranda’s products, thereby strengthening its water treatment capabilities.

On December 31, 2024, RWI underwent a restructuring, during which the Company converted its investment in RWI into RWI shares. Simultaneously, RWI independently secured new capital investment, reducing the Company’s ownership in RWI to 13.65%. As a result of RWI’s financial situation—characterized by insufficient cash flow, net liabilities, and ongoing net losses—the Company decided to impair the investment in accordance with standard accounting principles. Given these conditions, the Company determined that the investment could not reasonably provide a sufficient return on investment (ROI) and therefore impaired the asset to zero. The Company was fully aware of this outcome prior to the restructuring.

Although the equity value of this investment has been impaired, the Company continues to benefit from all of the original distribution rights, in particular for Mexico and the United States. The Company and RWI continue will work together to maximize the value of these distribution rights. Both companies understand that the water infrastructure sector has long sales cycles, often contingent upon factors such as timely permitting for projects that require water treatment.

On October 9, 2024, RWI restructured its 12% ownership of Rainmaker Holland B.V. (“RHBV”) by rolling it into Rainmaker Holding B.V., reducing its stake to 5%. Despite this reduction, the Company continues to benefit from access to RHBV’s technology on a cost-plus pricing basis.

Rainmaker’s corporate journey has included significant restructuring efforts. Originally formed as Gold and Silver Mining of Nevada, Inc., the Company underwent a merger with RWI in 2017, resulting in a reverse acquisition where RWI shareholders took control of the combined entity. In 2021, Rainmaker and RWI entered into an agreement with RHBV, Dutch Rainmaker B.V. (“DRM”), and Wind en Water Technologie Holding B.V. (“WWT”) to settle financial obligations through an exchange of debt, contractual obligations, and common stock. These actions were aimed at optimizing business operations and expanding access to capital markets.

Today, RAKR remains committed to delivering advanced water production and purification solutions, leveraging its innovative technologies and expanded product range, particularly through its distribution agreements for Miranda products. The Company is focused on business development across North, South, and Central America, as well as the Caribbean, positioning itself as a leader in sustainable water solutions.

Miranda Acquisition

On January 22, 2024, RWI finalized the acquisition of Miranda. The first payment of one million USD together with 1,600,000 RAKR common shares was paid to the shareholders of Miranda. This provided RWI with a 60% controlling interest of Miranda. The remaining two million USD is to be paid no later than 2 years from the closing date of January 22nd, 2024. RAKR is actively marketing Miranda products through distribution agreements with RWI, primarily for Mexico and the United States. It is possible that RAKR will expand this territory to include Central and South America in the future. With an expanded portfolio of products RAKR has the opportunity to increase revenue and shareholder value.

Ongoing Approach to Sales and Marketing

The Company’s ongoing focus will be to pair Rainmaker technologies with those of Miranda and our affiliate partners.

The Company has generated limited revenue up to present. Operations have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $30,725, as of December 31, 2023. As of December 31, 2024, net assets were $50,116.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had $143,725 in revenue for the year ending December 31, 2024, and $78,912 in revenue for the year ending December 31, 2023 and had net losses of $1,056,242 and $1,229,753 for the years ended December 31, 2024 and 2023, respectively. The losses in 2024 have been reduced by 14% compared to 2023.

The 2024 losses are driven by operating expenses and other expenses, the largest components in operating expenses being consulting expenses, including stock option expenses while the largest contributor in other expenses were interest expense, amortization of debt discount, loss on equity method investment and impairment expense.

The costs associated with maintaining the Company’s listing and current filing status with the SEC as expected are significant. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2024 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Air-to-Water (AW) – Harvests fresh water from humidity by using advanced heating and cooling technologies. Through the acquisition of Miranda and RAKR’s own technologies the Company has multiple options to purify wastewater to potable water standards.

The operating efficiency of these technologies allows us to provide customers with clean water at a price that is highly competitive relative to traditional alternatives. We substantially out-perform peer competitors because we can deploy remotely where the water is consumed and using up to 50% less power than those same competitors. The compact and scalable systems for AW and purification equipment enable decentralized deployment, in which water is distributed directly to the consumption site with no expensive piping or truck transport. Our technologies are cost-effective and can be powered by solar, wind, or grid electricity, or a combination of power sources. AW can produce roughly 5,000 liters of water per unit, per day, depending on the local climatic conditions.

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

In addition, over the course of the past year, we have been developing partnerships with highly experienced developers of complementary technology. That gives RAKR the ability to have a more comprehensive product set when proposing solutions to communities, developers and commercial entities. The most significant advance to date is the acquisition of Miranda. On January 22, 2024, RWI finalized the acquisition of Miranda. Miranda has been delivering systems for more than ten years across 40 countries globally. As a result, their global experience is invaluable to Rainmaker and Rainmaker shareholders.

Potential Improvements

Potential improvements and related applications that we are pursuing or plan to pursue include seeking more strategic and technology-based partnerships with complementary technology and business development companies to expand our global reach and service offering.

Market Opportunity

In the past twenty years, there has been a growing awareness of the shortage of fresh water—and the associated economic and social effects the problem magnifies in impoverished and underdeveloped communities. Entities ranging from Water.Org to the United Nations (access to safe drinking water represents #6 of the 17 Sustainable Development Goals articulated by the United Nations) are at the forefront of driving international policy momentum and prospects for multilateral cooperation in the realms of global governance and public-private co-regulation. Common to these efforts is the search for scalable and practical solutions that possess applications uniquely suited to the problem of shortage.

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

The above analysis points to a global market for water that is extraordinarily immense. Today, the annual global water market for all purposes and uses is $880 billion in 2023 and is expected to expand to $1.2 trillion by 2031 (Source: Verified Market Research: www.verifiedmarketresearch.com). Water: the market of the future). Applying RAKR’s approach against the purposes and uses defined above, our solutions are tailored to meet roughly 70% of that global level of demand.

Suppliers

As stated previously, our principal suppliers for the core technologies to be deployed are Miranda and RHBV. Should RHBV not supply the appropriate scale of technology required by a project, RAKR has identified multiple technologies of different sizes and types. With the acquisition of Miranda, we now have complementary technology to diversify the Rainmaker business model.

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

Intellectual Property

We have indirect access to intellectual property assets as a consequence of our partial ownership of and partnerships with RHBV and Miranda. We believe that this allows us to maintain an edge in the competitive process from a technological and economic cost perspective.

Results of Operations for the Years ended December 31, 2024 and 2023

Revenue

Revenue was $143,725 and $78,912 for the years ended December 31, 2024 and December 31, 2023, respectively.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the years ended December 31, 2024 and December 31, 2023 were as follows (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2024	2023	$	%
General and administrative expense	$365	$623	$(258)	(41.5)%

Stock-based compensation expense included in general and administrative expense	$46	$109	$(63)	(57.9)%

General and administrative expenses, including stock-based compensation, for the year ended December 31, 2024 decreased $258,580, compared to the same period in 2023. This decrease primarily relates to (1) a reduction in consulting expense of $158,583, (2) stock-based compensation decreased by $62,832, (3) a decrease of $20,782 in general and administrative expenses, and (4) travel and entertainment expense decreased by $16,903. These decreases were offset minimally by an increase in marketing and advertising expenses of $519. Excluding stock-based compensation, general and administrative expenses decreased $195,748.

Segment Information

Effective for the fiscal year ended December 31, 2024, the Company adopted Accounting Standards Update (ASU) ASC 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard enhances the disclosure of segment expenses and the measures used by the Chief Operating Decision Maker (CODM) in evaluating performance.

As the Company has limited revenue, management continues to evaluate its business activities to determine the most relevant financial metrics for assessing performance. Currently, the Company operates as a single reportable segment and does not allocate material costs or expenses across multiple business units.

The Company will continue to monitor its operational growth and assess whether additional segment disclosures become necessary in future periods.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the fiscal year end date December 31, 2023, the Company raised approximately $8.2 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of approximately $75.1 million and $74.1 million and stockholders’ equity of approximately $(11.9) and $(10.9) million, respectively. As of December 31, 2024, the Company had approximately $116 in cash.

The Company recognizes and is addressing the need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and
●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

Recently Issued Accounting Standards Not Yet Effective or Adopted

The Financial Accounting Standards Board (FASB) issued ASU 2024-03, which amends the disclosure requirements for the disaggregation of income statement expenses. Effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, this update requires public business entities to provide more detailed expense disclosures, including amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization, and depletion in relevant expense captions. Entities must also disclose total selling expenses annually and a qualitative description of non-disaggregated amounts. Early adoption is permitted. The standard can be applied prospectively or retrospectively.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2024, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2024, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.	During the 2024 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael O’Connor	CEO* and Executive Chairman	58	July 21, 2014
James Ross	Non-Executive Director	67	December 20, 2021

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

Michael O’Connor – CEO and Executive Chairman

Michael O’Connor has more than 30 years of operational, corporate finance, business development and corporate governance experience. He began his career at the Economic Council of Canada before becoming a Director of the Centre for Economic and Financial Analysis at one of the largest international consulting companies in the U.S – Science Applications International Corporation. In 1998, Mr. O’Connor joined Orascom Telecom (“OT”) in Egypt as a founding executive, leading all business development and Mergers and Acquisitions activities throughout Africa, the Middle East, Europe and Asia. During his time with OT he led more than $35 billion in transactions. During his tenure, OT grew from 100,000 subscribers to more than 125 million across 10 countries and from 6 to 100,000 employees by 2008. Michael returned to Canada as one of the founders of Wind Mobile (now Freedom Mobile). Wind Mobile was acquired by Shaw Communications Inc. in March 2016 for $1.6 billion. Shaw Communications has since been acquired by Rogers Communications. Michael has extensive international corporate governance experience for both private and publicly traded companies as well as not-for-profit organizations including Hutchison Telecommunications in Hong Kong, nine Telecel subsidiaries, Wind Mobile, Ontario Shores and Trent University. Mr. O’Connor is currently the Executive Chairman of Rainmaker Worldwide Inc. Rainmaker’s purpose is to produce safe drinking water for communities in need. The revolutionary approach to building water infrastructure supports the development of sustainable communities around the world, creating a positive impact environmentally, socially and economically.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company is not aware of any persons who failed to file reports under this section.

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

Audit Committee

In December 2021, the Board created an Audit Committee. The group has convened informally on many occasions to discuss the contents of this document and the financial statements. The audit committee members are James Ross (chair) and Michael O’Connor. James Ross qualifies as an audit committee financial expert and is independent under applicable SEC standards.

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

The Company’s compensation committee consists of two board members. Any future changes to compensation will be reviewed and implemented by the committee.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current executive officers or officers who were in place over the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards (A)	All Other Compensation	Total

Michael O’Connor(1)	2024	$96,000	-	-	$23,979	-	$119,979
CEO and Executive Chairman	2023	$143,500	-	-	-	-	$143,500

Kelly White (2)	2024	$96,000	-	-	$-		$96,000
VP Finance	2023	$133,500	-	-	$98,029	-	$231,529

(A)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718
[1]	Michael O’Connor was appointed as the Company’s Chief Executive Officer and Executive Chairman July 2017 for Rainmaker Worldwide Inc. post RTO.
[2]	Kelly White appointed VP Finance since 2015.

Other Agreements

None.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End For Each Named Officer
Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael O’Connor	264,000	-	-	.0347	2029
Kelly White (exp.date’26)	164,000	-	-	.0347	2026
Kelly White (exp.date’27)	100,000	-	-	.0347	2027

Equity Awards

On January 8, 2024, the Company granted its Chief Executive Officer (CEO) a one-time award of 264,000 stock options. These options were fully vested upon grant and had a total fair market value of $23,979 as of the grant date. The options have an exercise price of $.0347 per share, which was equal to the fair market value of the Company’s common stock on the grant date, and will expire on January 8, 2029, unless exercised earlier in accordance with the plan terms. This grant was designed to recognize the CEO’s leadership and contributions to the Company while aligning their interests with those of shareholders. No other equity-based awards were granted to named executive officers during the fiscal year ended December 31, 2024.

Director Compensation

The Company did not provide any standard compensation, including cash retainers, equity awards, or other benefits, to its directors for the fiscal year ended December 31, 2024. No stock options, restricted stock units, or other equity-based incentives were granted to members of the Board of Directors during this period.

However, James Ross, a member of the Board of Directors, has a separate consulting agreement with the Company. Under this agreement, Mr. Ross provides strategic advisory services in exchange for $3,000 per month. This agreement was approved by the Board and is subject to the Company’s related-party transaction policies.

The Board continues to evaluate director compensation policies in alignment with the Company’s growth strategy and governance practices.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2025, the Registrant had 46,922,665 shares of common stock issued.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2025:

● each person that is known by us to beneficially own more than 5% of our common stock;

● each of our directors;

● each of our executive officers and significant employees; and

● all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of March 31, 2025. Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 46,922,665 shares outstanding as of March 31, 2025. The address for those individuals for which an address is not otherwise provided is c/o Rainmaker Worldwide Inc., East Sunset Road, Suite 5, Las Vegas, NV. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address of Beneficial Owner	Number	Percent of Class Outstanding
James Ross, Director	26,666	0.06%
Michael O’Connor, CEO and Executive Chairman (1)	15,783,014	33.25%
Kelly White, VP Finance (2)	12,078,440	25.44%
Executive officers, directors and significant employees as a group (3 persons directly above)	27,888,120	58.75%

(1)(2)	Shares and options held by individual and respective corporations in each case.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the compensation described above in Item 11 Executive Compensation, there are no related party transactions.

Director Independence

We currently act with two directors, Michael O’Connor and James Ross. Mr. Ross qualifies as an “independent director”.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,
	2024	2023
	$	$
Audit Fees	23,500	22,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	17,250	15,750
Total	40,750	37,750

Fees for the year ended December 31, 2024 and 2023 relate to M&K CPAS, PLLC, the Company’s auditor.

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

(b) Financial Statement Schedules

Our financial statements being filed as part of this Form 10-K are filed in Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

RAINMAKER WORLDWIDE INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rainmaker Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rainmaker Worldwide, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company has incurred continuing losses from operations and has a significant accumulated deficit.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

The Woodlands, TX

March 31, 2025

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	December 31	December 31
	2024	2023

Assets
Current Assets
Cash	$116	$131
Other receivables	50,000	5,594
Prepaid expenses	-	25,000
Total Current Assets	50,116	30,725

Total Assets	$50,116	$30,725

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$136,866	$172,515
Related party payables	843,449	1,607,896
Accrued liabilities	468,873	195,147
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable, net of discount of $0 and $8,960	4,374,111	4,034,415
Convertible notes payable-related parties, net of discount of $1,915 and $0	324,918	-
Notes payable - related parties	68,000	73,516
Derivative liabilities	-	208,142
Total Current Liabilities	10,752,627	10,343,413

Long Term Payables
Long term notes payable – related parties	640,000	-
Total Long Term Payables	640,000	-

Total Liabilities	$11,392,627	$10,828,041

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 Authorized shares: Series A; 150,000 issued and outstanding at December 31, 2024 and 2023.	$150,000	$150,000
Preferred Stock Payable	430,000	-

Total Mezzanine Equity	$580,000	$150,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized at December 31, 2024 and 2023; 19,987,241 outstanding at December 31, 2024 and 2023	$19,987	$19,987
Additional paid-in capital	63,178,161	63,121,114
Stock receivable	-	(24,000)
Accumulated deficit	(75,120,659)	(74,064,417)
Total Stockholders’ Equity (Deficit)	$(11,922,511)	$(10,947,316)
Total Liabilities and Stockholders’ Equity (Deficit)	$50,116	$30,725

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2024	2023

Revenue	$143,725	$78,912
Cost of Goods Sold	143,725	61,940

Gross Margin	-	16,972

Expenses
General and administrative expense	364,589	$623,170
Total Expenses	364,589	623,170

Loss from Operations	(364,589)	(606,198)

Other income (expense)
Other income	63,761	-
Income (loss) from write-off of prepaid expenses	(25,000)	-
Interest expense	(639,591)	(398,850)
Amortization of debt discount	(333,878)	(453,687)
Initial derivative expense	(572,415)	-
Change in derivative liabilities expense	1,096,092	215,827
Loss on equity method investment	(191,471)	-
Impairment expense	(89,151)	-
Total other income (expense)	(691,653)	(636,710)

Loss from continuing operations	(1,056,242)	(1,242,908)

Discontinued operations:
Loss from operations of discontinued operations	-	13,155
Total discontinued operations	-	13,155

Net income (loss)	$(1,056,242)	$(1,229,753)

Net loss per share:
Basic and diluted	$(0.0528)	$(0.094)
Weighted average number of common shares outstanding:
Basic and diluted	19,987,241	13,075,688

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock
			Additional paid-in	Stock	Common Stock		Additional			Accumulated other
	Shares	Amount	capital ($)	Payable - Preferred	Shares	Amount ($)	paid-in capital ($)	Stock Receivable	Deficit ($)	comprehensive income ($)	Total
Balance, December 31, 2022	-	-	-	-	6,431,909	6,432	62,155,208	-	(72,834,664)	372,649	(10,300,375)

Conversion of convertible promissory notes	-	-	-	-	11,955,332	11,955	451,431	-	-	-	463,386
Stock-based compensation	-	-	-	-	-	-	108,581	-	-	-	108,581
Issuance of Common Stock for acquisition	-	-	-	-	1,600,000	1,600	46,400	(24,000)	-	-	24,000
Issuance of Series A preferred stock for cash	150,000	$150.00	$149,850	-	-	-	-	-	-	-	-
Foreign currency translation re disposal of foreign subsidiary	-	-	-	-	-	-	359,494	-	-	(372,649)	(13,155)
Net gain (loss) for the period	-	-	-	-	-	-	-	-	(1,229,753)	-	(1,229,753)
Balance, December 31, 2023	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,114	(24,000)	(74,064,417)	-	(10,947,316)

	Mezzanine Equity
	Series A Preferred Stock
			Additional paid-in	Stock	Common Stock		Additional			Accumulated other
	Shares	Amount	capital ($)	Payable - Preferred	Shares	Amount ($)	paid-in capital ($)	Stock Receivable	Deficit ($)	comprehensive income ($)	Total

Stock-based compensation							45,749				45,749
Settlement of derivative liability							11,298				11,298
Stock payable-Preferred				430,000							-
Receipt of funds owed								24,000			24,000
Net gain (loss) for the period									(1,056,242)		(1,056,242)
Balane, December 31, 2024	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(75,120,659)	$-	$(11,922,511)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows

	Year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,056,242)	$(1,229,753)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment expense	89,151	-
Stock-based compensation	45,749	132,581
Initial derivative	572,415	-
(Income)/Loss from equity method investment	191,471	-
Discount amortization	333,878	453,687
Change in fair value of derivative liabilities	(1,096,092)	(215,827)
Change in operating assets and liabilities:
Accounts receivable	(44,406)	(67)
Prepaid expenses, prepaid expenses related parties	25,000	5,381
Accounts payable, related party payables and accrued liabilities	889,186	714,236

CASH USED FOR OPERATING ACTIVITIES	(49,890)	(139,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory note issuance-related party	(400,000)	-
Cash repaid from related party note issuance	7,000	-
CASH USED FOR INVESTING ACTIVITIES	(393,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	430,000	150,000
Borrowed on debt	-	(50,000)
Stock issued for cash	24,000	-
Payments on debt	(11,125)	-
Borrowed on debt-related party	-	(10,082)
Repayments on other loans payable	-	56,000

CASH PROVIDED BY FINANCING ACTIVITIES	442,875	145,918
Effect on Foreign Currency Exchange	-	(13,155)

NET INCREASE (DECREASE) IN CASH	(15)	(6,999)

CASH AT BEGINNING OF YEAR	131	7,130

CASH AT PERIOD END	$116	$131

NON-CASH TRANSACTIONS

Shares issued for conversion	-	463,386
Receipts of prepaid inventory	-	-
Share cancellation	-	-
Conversion of AP-Related Party to Convertible Notes Payable-Related Party	326,833	-
Conversion of AP-Related Party to Notes Payable-Related Party	640,000	-
Debt swap with RWI	112,378	-
Amendment to convertible note	341,861	918,154
Settlement of derivative by repayment of convertible note	11,298	-
Divestiture of RWI	-	359,494
Initial Derivative/Debt Discount	326,833	124,897

The accompanying notes are an integral part of these financial statements.

Note 1: Nature of Operations and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada corporation specializing in energy-efficient freshwater production and purification technologies. The Company utilizes Air-to-Water (“AW”) systems that extract water from atmospheric humidity and offers a wide range of solutions to transform contaminated or seawater into potable or reusable water. Through its strategic partnerships, Rainmaker focuses on providing sustainable water solutions to communities and industries globally.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had $143,725 in revenue for the year ending December 31, 2024, and $78,912 in revenue for the year ending December 31, 2023. Net losses for the years ended December 31, 2024, and 2023, were $1,056,242 and $1,229,753, respectively. The losses in 2024 have been reduced by 14% compared to 2023. The 2024 losses are driven by operating expenses and other expenses, the largest components in operating expenses being consulting expenses, including stock option expenses while the largest contributor in other expenses were interest expense, amortization of debt discount, loss on equity method investment and impairment expense.

The costs associated with maintaining the Company’s listing and current filing status with the SEC remain significant. The Company has suffered recurring losses from operations, negative cash flows from operating activities, and has limited resources or revenues to cover its operating costs. As of December 31, 2023, the Company had total assets of $30,725, which increased to $50,116 as of December 31, 2024. However, the Company’s auditor’s report for 2024 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

Company History

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada-based corporation that became publicly traded on July 3, 2017, following a reverse merger. The Company specializes in energy-efficient freshwater production and purification technologies, primarily through Air-to-Water (“AW”) systems that extract water from humidity. It also offers solutions to transform contaminated or seawater into potable or reusable water. Rainmaker focuses on providing sustainable water solutions to communities and industries globally through strategic partnerships.

Originally, the Company operated through its Ontario-based subsidiary, Rainmaker Worldwide Inc. (Ontario) (“RWI”), established in 2014 to commercialize its patented water technologies. In line with its expansion strategy, Rainmaker sold a 60% stake in RWI on March 31, 2023, retaining a 40% interest. Subsequently, on January 22, 2024, RWI acquired a 60% stake in Miranda Environmental and Water Treatment Technologies, with plans to acquire the remaining 40% over the next two years. This acquisition significantly expanded RAKR’s portfolio through its distribution rights for Miranda’s products, thereby strengthening its water treatment capabilities.

On December 31, 2024, RWI underwent a restructuring, during which the Company converted its investment in RWI into RWI shares. Simultaneously, RWI independently secured new capital investment, reducing the Company’s ownership in RWI to 13.65%. As a result of RWI’s financial situation—characterized by insufficient cash flow, net liabilities, and ongoing net losses—the Company decided to impair the investment in accordance with standard accounting principles. Given these conditions, the Company determined that the investment could not reasonably provide a sufficient return on investment (ROI) and therefore impaired the asset to zero. The Company was fully aware of this outcome prior to the restructuring.

Although the equity value of this investment has been impaired, the Company continues to benefit from all of the original distribution rights, in particular for Mexico and the United States. The Company and RWI continue will work together to maximize the value of these distribution rights. Both companies understand that the water infrastructure sector has long sales cycles, often contingent upon factors such as timely permitting for projects that require water treatment.

On October 9, 2024, RWI restructured its 12% ownership of Rainmaker Holland B.V. (“RHBV”) by rolling it into Rainmaker Holding B.V., reducing its stake to 5%. Despite this reduction, the Company continues to benefit from access to RHBV’s technology on a cost-plus pricing basis.

Rainmaker’s corporate journey has included significant restructuring efforts. Originally formed as Gold and Silver Mining of Nevada, Inc., the Company underwent a merger with RWI in 2017, resulting in a reverse acquisition where RWI shareholders took control of the combined entity. In 2021, Rainmaker and RWI entered into an agreement with RHBV, Dutch Rainmaker B.V. (“DRM”), and Wind en Water Technologie Holding B.V. (“WWT”) to settle financial obligations through an exchange of debt, contractual obligations, and common stock. These actions were aimed at optimizing business operations and expanding access to capital markets.

Today, RAKR remains committed to delivering advanced water production and purification solutions, leveraging its innovative technologies and expanded product range, particularly through its distribution agreements for Miranda products. The Company is focused on business development across North, South, and Central America, as well as the Caribbean, positioning itself as a leader in sustainable water solutions.

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $75,120,659. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues recognized at December 31, 2024 and December 31, 2023 are $143,725 and $78,912 respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of December 31, 2024, the Company had no cash equivalents.

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

Segment Reporting

Effective for the fiscal year ended December 31, 2024, the Company adopted ASC 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company operates as a single reportable segment, as its activities primarily focus on the development and commercialization of water production and purification technologies. Due to minimal revenue and the early stage of operations, significant expenses are primarily corporate in nature and not allocated across multiple business units. The Company will continue to assess its segment reporting as operations expand.

Note 3 – Equity Investment

RAINMAKER WORLDWIDE INC. (ONTARIO)(RWI)

On April 1, 2023, RAKR divested 60% interest in RWI. On January 16, 2024, RAKR entered into an agreement with RWI to acquire Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) in Ankara, Turkey. This required RAKR to invest $400,000 into RWI to execute this acquisition. This investment was considered an Equity Investment. On December 31, 2024, under a Debt Swap and Conversion Agreement, RWI assumed $112,378 owed by RAKR to RWI and four affiliated parties thereby reducing its investment in RWI. The remaining balance of the investment was then converted into shares of RWI, which—together with RWI’s simultaneous restructuring—resulted in the Company’s ownership decreasing to 13.65%, no longer considering the investment as an Equity Investment.

			Carrying Value as of
	Location	Percentage Ownership	December 31, 2024	December 31, 2023
Rainmaker Worldwide Inc.	Ontario, Canada	13.65%
Initial investment cost			$400,000	-
Less: Distributions			7,000	-
Less: debt applied			112,378	-
Less: Equity method investment losses			191,471	-
Less: Impairment expense			89,151	-
Carrying value of investment			$-	-

Impairment of Investment in RWI

Based on the information available, we have decided to impair the asset in accordance with standard accounting principles. Specifically, as of December 31, 2024, RWI’s financials reflect insufficient cash, a net liability position, and ongoing net losses. Given these circumstances, we believe it is unlikely that the investment will generate a sufficient return on investment (ROI) to support the continued capitalization of the balance, especially following the loss of the equity method investment. As a result, we have impaired this asset to zero. The Company was well aware of this position in advance of the restructuring. More important than the equity value to the Company is the strategic value of the asset that is expected to jointly generate future revenues and technological advancements. While this cannot be guaranteed, the Company and RWI continue to work together to advance the value of both businesses. The nature of the water infrastructure business is a long sales cycle depending on factors such as developers receiving permits in a timely fashion for projects that would require water treatment. (see also Note 11 and 17).

Note 4: Convertible Notes Payable

The Convertible Notes Payable are defined below.

A $8,200 convertible note that came into the Company through the July 3, 2017 merger. Accrued interest to December 31, 2024, was $3,072.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,897 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date was extended to March 14, 2024. On March 14, 2024, a second amendment to this loan was signed agreeing to roll the accrued interest to date of $200,651 into the principal amount resulting in a total principal amount of $4,224,702 (the “New Principal Amount 2”). The maturity date was extended to July 14, 2024. On July 14, 2024, a third amendment to this loan was signed agreeing to roll the accrued interest to date of $141,209 into the principal amount resulting in a total principal amount of $4,365,911 (the “New Principal Amount 3”). The maturity date was extended to January 14, 2025. As of December 31, 2024, the accrued interest for this note was $203,344.

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

On May 8, 2023, the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. The conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity. This note had an Original Issue Discount of $5,000 and as of March 31, 2024, it is fully amortized. As of December 31, 2023, $9,875 was converted into 500,000 common shares leaving the remaining principal balance of $11,125. The conversions were within the terms of the agreement and no gain or loss was recognized on the conversions. During the first quarter of 2024, this note was paid in full including interest of $3,675.

On January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,883 reflecting amounts due for services provided pursuant to the terms of Consulting Agreements between the Holders and the Company. Each note is a one-year term, carrying an interest rate of 10% per annum and will convert at a fixed rate of $0.0347 per share. The debt discount as of December 31, 2024, is $2,123. As of December 31, 2024, accrued interest for these notes was $31,972.

Note 5: Notes Payable, Related Parties

Promissory notes dated November 6, 2016, with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. On December 31, 2024, $5,516 was repaid as part of a Debt Swap Agreement entered into with RWI including accrued interest of $2,507 (described in Note 3 and Note 17). The principal balance remaining is $8,000 with accrued interest to December 31, 2024, in the amount of $3,637.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $17,471 remains as of December 31, 2024.

During 2021, a related party loaned the Company, on a short-term basis, $21,903. This amount was fully repaid in Q1, 2022. This related party will, from time to time, as necessary, lend the Company money on a short-term basis without charging interest. At December 31, 2022, the Company owed this party $10,081. This amount was repaid during Q2 2023 and the balance owing as of December 31, 2024, is nil.

On January 8, 2024, to alleviate the payables burden on the Company, executives agreed to, and the Company issued three long-term promissory notes totalling $640,000. Each note is a two-year term, carrying an interest rate of 10% per annum. The notes can become convertible notes at a fixed conversion rate of $0.0347 per share if the Company and the holder both agree. As of December 31, 2024, accrued interest for these notes is $62,597.

Also on January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totalling $326,883 (see Note 4 for details).

Note 6: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same except for a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of December 31, 2024, this accrued interest remains outstanding.

Note 7: Derivative Liabilities

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

Derivative liabilities (fair value)

Beginning Balance	$208,142
Change due to Issuances	899,248
Change due to Conversions	(11,298)
Mark-to-market	(885,269)
Gain on derivatives-convertible notes	(206,358)
Gain on derivatives-warrants	(4,465)
Fair Value Balance December 31, 2024	$-

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

As at December 31, 2024, the Company had authorized 501,000,000 shares, of which 500,000,000 shares are Common Stock with a par value of $0.001 per share and 1,000,000 shares are Preferred Stock (see Note 17) with a par value of $0.001 per share.

At December 31, 2024, 19,987,241 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2022	6,431,865
Conversion of convertible promissory notes	11,955,376
Common shares issued for acquisition	1,600,000
Balance, December 31, 2023	19,987,241

Balance, December 31, 2024	19,987,241

During 2023, the Company issued 11,955,376 shares upon conversions of convertible promissory notes (see Note 4 for details). No shares have been issued this fiscal year to December 31, 2024.

Note 11: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $843,449 (2023: $1,607,896).

Refer to other related party payables in Note 4 and Note 5.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022. On December 31, 2024, the Company entered into an Agreement whereby this loan to RHBV was applied to certain payables related to RHBV fully eliminating this loan and all accrued interest to this date.

On November 6, 2023, the Company issued 1,600,000 shares to RWI to finalize the Miranda acquisition. Shares were valued at $48,000 on the date of signature of the agreement with RWI to affect that acquisition. $24,000 was received on January 15, 2024, in payment for these shares. The difference of $24,000 was recorded as stock-based compensation in Q3, 2023.

Effective April 1, 2023, the Company divested 60% interest in RWI. On December 31, 2024, RWI went through a restructuring and, combined with an agreement to convert the Company’s investment in RWI into RWI shares, the Company now owns 13.65% of RWI (see Note 3 and Note 17 for more details).

On January 16, 2024, the Company made an investment in RWI in the amount of $400,000. At the same time, the 60% shareholder of RWI invested $600,000 such that both parties fully funded the first payment due to acquire 60% of Miranda. As of December 31, 2024, $7,000 in distribution payments have been received. Due to the restructuring discussed above, the Company converted the remaining investment into shares of RWI and remains on the balance sheet an investment in the amount of $280,622 (See Note 3 and Note 17 for more details). Based on the information available, we have decided to impair the asset in accordance with standard accounting principles. Specifically, as of December 31, 2024, RWI’s financials reflect insufficient cash, a net liability position, and ongoing net losses. Given these circumstances, we believe it is unlikely that the investment will generate a sufficient return on investment (ROI) to support the continued capitalization of the balance, especially following the loss of the equity method investment. As a result, we have impaired this asset to zero. The Company was well aware of this position in advance of the restructuring. More important than the equity value to the Company is the strategic value of the asset that is expected to jointly generate future revenues and technological advancements. While this cannot be guaranteed, the Company and RWI continue to work together to advance the value of both businesses. The nature of the water infrastructure business is a long sales cycle depending on factors such as developers receiving permits in a timely fashion for projects that would require water treatment.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016, against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of December 31, 2024 (2023: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

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

There are no lease-related assets and liabilities recorded on the Company’s balance sheet and the Company has no lease expenses.

Note 15: Stock Options

In order to compensate members of the board and executives, the following stock options have been granted, vesting as described.

●	Effective July 1, 2022, the Company granted 60,000 options as compensation to the newly filled position, VP Sales and 100,000 to the VP Finance. 25,600 and 20,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $3.00 per share. In January, 2024, the Board of Directors modified the exercise price to $0.0347 per share as part of the change described directly below.

●	January 8, 2024, the Board of Directors granted 264,000 fully vested options to the Company’s CEO, with a term of 5 years and exercisable at $0.0347 per share (70% of the 30-day Volume Weighted Average Price prior to this date). These options are the first options granted to the CEO who forewent this compensation in the past to benefit the Company. The CEO is now aligned with the executive management compensation. At the same time, the Board of Directors modified 528,000 fully vested shares allocated to executives, directors and former management to reflect the same exercisable price of $0.0347 per share.

●	For the period ended December 31, 2023, the Company recorded a stock option expense of $108,581. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the year ended December 31, 2024, the Company recorded stock option expense of $23,979.

●

In connection with the repricing of certain stock options, the Company reassessed the fair value of the modified awards compared to the original awards. As a result of this reassessment, the Company recognized additional stock-based compensation expense of $21,770 for the year ended December 31, 2024.

The Company estimates the fair value of stock options using the Black-Scholes model. For grants classified as ‘plain vanilla,’ the expected term was calculated using the SEC’s Simplified Method [(vesting term + contractual term)/2] due to insufficient historical exercise data. This approach aligns with SAB Topic 14.D.2 and reflects the Company’s significant changes to share option grant terms in recent years, which rendered historical exercise patterns inapplicable.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2023	To December 31, 2024	To December 31, 2024	To December 31, 2024
1,128,000	264,000	1,392,000	0

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0042-$0.2
Exercise Price	$0.035-$3.75
Number of Options Granted	1,392,000
Dividend Yield	0%
Expected Volatility	116-355%
Weighted Average Risk-Free Interest Rate	1.42%
Term (in years)	5

Note 16: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2024, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $5,848,952. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Year ended December 31,	Year ended December 31,
	2024	2023

Net Loss	(1,056,242)	(1,229,753)
Add back:
Stock Compensation	45,749	132,581
Amortization of Debt Discount	333,878	453,865
Taxable Income	(676,615)	(643,487)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	142,089	135,132
Valuation Allowance	(142,089)	(135,132)
Net Deferred Asset	-	-

Note 17: Discontinued Operations

Effective April 1, 2023, the Company divested 60% of RWI, its privately held Ontario-based subsidiary, retaining a 40% ownership interest. This transaction is reflected in the accompanying financial statements in accordance with ASC 205-20-45-1E. The purpose of this divestiture was to secure full funding for the development of the North American market, which includes both Rainmaker and Miranda products, as described in the Joint Development Agreement (see Note 1).

On December 31, 2024, RWI underwent an additional restructuring that reduced the Company’s ownership to 13.65%. To maintain this interest, the Company converted its investment in RWI into shares of RWI. This investment, after calculating the Company’s share of RWI’s consolidated losses of $191,471 and the application of payables due to related people and entities in the amount $112,378 as outlined in a Debt Swap Agreement dated December 31, 2024, was valued at $89,151. Based on the information available, we have decided to impair the asset in accordance with standard accounting principles. Specifically, as of December 31, 2024, RWI’s financials reflect insufficient cash, a net liability position, and ongoing net losses. Given these circumstances, we believe it is unlikely that the investment will generate a sufficient return on investment (ROI) to support the continued capitalization of the balance, especially following the loss of the equity method investment. As a result, we have impaired this asset to zero. The Company was well aware of this position in advance of the restructuring. More important than the equity value to the Company is the strategic value of the asset that is expected to jointly generate future revenues and technological advancements. While this cannot be guaranteed, the Company and RWI continue to work together to advance the value of both businesses. The nature of the water infrastructure business is a long sales cycle depending on factors such as developers receiving permits in a timely fashion for projects that would require water treatment.

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

As of May 26, 2023 the Company received $150,000 for 150,000 shares of Series A Preferred Stock. These shares were issued July 20, 2023.

As of December 31, 2024 and December 31, 2023, the Company had 150,000 shares of Series A Preferred Stock outstanding for each period and recorded as mezzanine at face value of $150,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

Note 19: Segment Reporting

Adoption of ASC 2023-07

Effective for the fiscal year ended December 31, 2024, the Company adopted the provisions of ASC 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which require enhanced disclosures regarding significant segment expenses and the measures used by the Company’s Chief Operating Decision Maker (“CODM”) in evaluating financial performance.

Single Reportable Segment

The Company specializes in the development and commercialization of freshwater production and purification systems. The Company’s CEO (CODM) reviews operating results and makes resource allocation decisions on a consolidated basis. As a result, the Company has determined that it operates in one reportable segment and that the adoption of ASC 2023-07 did not result in a change to the Company’s segment reporting structure.

Item	Amount
Revenue	$143,725
COGS	143,725
General and Administrative expense	364,590
Segment Profit (Loss) from Operations	(364,590)
Segment Profit (Loss) Other expense	(691,652)
Segment Assets	50,116
Other Segment Items – Interest expense	639,951

Geographic Information

The Company generated 100% of its revenue from customers in the Caribbean during the years ended December 31, 2024 and 2023.

Major Customers

During the year ended December 31, 2024, one customer accounted for 100% of total revenue.

The loss of this customer could have a material adverse impact on the Company’s revenues and operating results until such time as the Company diversifies and expands its customer base.

Conclusion

Due to limited operational activities and a single reportable segment structure, no additional segment disclosures beyond those discussed above are required under ASC 2023-07. The Company will continue to monitor its operations and update segment reporting as necessary if future expansion or changes in the business model warrant additional segments.

Note 20: Subsequent Events

On January 2, 2025, the Company issued 15,269,730 shares of common stock to its Chief Executive Officer in exchange for the full conversion of two promissory notes held by the CEO. Additionally, on January 2, 2025, the Company issued 11,665,694 shares of common stock to its VP Finance in exchange for the full conversion of two promissory notes held by the VP Finance. These conversions reduced the Company’s outstanding debt and increased the total number of shares of common stock outstanding and fully satisfies all notes held by these parties.

On January 14, 2025, the Company and Sphere 3D agreed to an amendment to the convertible promissory note which extended the maturity date to January 14, 2026 and adds the unpaid interest to the principal amount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: March 31, 2025	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael O’Connor	Director	March 31, 2025

Signature	Title	Date
/s/ James Ross	Director	March 31, 2025

27