Form 10-Q
period 2025-03-31
Rainmaker Worldwide Inc.
filed 2025-05-09
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 East Sunset Road, Suite 5 #925, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 9, 2025 was 58,835,595. The number of shares of the registrant’s Preferred Stock, $0.001 par value, outstanding as of May 9, 2025 was 150,000.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	March	December 31,
	31, 2025	2024
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$8,264	$116
Other receivables	-	50,000

Total Current Assets	8,264	50,116

Total Assets	$8,264	$50,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$128,302	$136,866
Related party payables	899,591	843,449
Accrued liabilities	289,904	468,873
Customer deposits	112,500	112,500
Contingent liability	4,423,910	4,423,910
Convertible notes payable net of discount of $0 and $0	4,594,201	4,374,111
Convertible notes payable-related parties net of discount of $0 and $1,915	96,833	324,918
Notes payable - related parties	68,000	68,000

Total Current Liabilities	10,613,241	10,752,627

Long-Term Liabilities
Long-term notes payable – related parties	18,000	640,000
Total Long-Term Liabilities	18,000	640,000

Total Liabilities	$10,631,241	$11,392,627

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 150,000 issued and outstanding at March 31, 2025 and at December 31, 2024	$150,000	$150,000
Preferred Stock Payable	430,000	430,000
Total Mezzanine Equity	$580,000	$580,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 46,922,665 outstanding at March 31, 2025 and 19,987,241 outstanding at December 31, 2024	$46,922	$19,987
Additional paid-in capital	64,086,559	63,178,161
Accumulated deficit	(75,336,458)	(75,120,659)
Total Stockholders’ Equity (Deficit)	$(11,202,977)	$(11,922,511)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,264	$50,116

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Expenses
General and administrative expense	68,926	97,460
Total Expenses	68,926	97,460

Loss from Operations	(68,926)	(97,460)

Other income (expense)

Interest expense	(144,958)	(149,477)
Amortization of debt discount	(1,915)	(42,291)
Loss on equity method investment	-	(57,754)
Initial derivative expense	-	(572,415)
Change in derivative liabilities expense	-	653,979
Total other income (expense)	(146,873)	(167,958)

Loss from continuing operations	(215,799)	(265,418)

Net income (loss)	$(215,799)	$(265,418)

Net loss per share:
Basic and diluted	$(0.0046)	$(0.013)

Weighted average number of common shares outstanding:
Basic and diluted	46,623,383	19,987,285

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock									Accumulated
			Additional paid-in	Stock Payable-	Common Stock		Additional paid-in	Stock		other comprehensive
	Shares	Amount	capital($)	Preferred	Shares	Amount ($)	capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2023	150,000	$150	$149,850	-	19,987,241	$19,987	$63,121,113	$(24,000)	$(74,064,417)		$(10,947,317)

Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derivative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-	-	-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the year					-	-	-	-	(265,418)	-	(265,418)
Balance, March 31, 2024	150,000	$150	$149,850	$420,000	19,987,241	$19,987	$63,156,390	-	$(74,329,835)	-	$(11,153,458)

Balance, December 31, 2024	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(75,120,659)	$-	$(11,922,511)
Conversion of RP convertible promissory notes					26,935,424	26,935	908,398	-	-	-	935,333
Net gain (loss) for the period					-	-	-	-	(215,799)	-	(215,799)
Balance, March 31, 2025	150,000	$150	$149,850	$430,000	46,922,665	46,922	64,086,559	-	(75,336,458)	-	(11,202,977)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215,799)	$(265,418)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	-	23,979
Change in fair value of derivative liabilities	-	(653,979)
Initial derivative expense	-	572,415
Discount amortization	1,915	42,291
Income/loss from equity method investment	-	57,754
Change in operating assets and liabilities:
Accounts receivable	-	(100)
Other receivables	50,000	-
Accounts payable, related party payables and accrued liabilities	172,032	178,288

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	8,148	(44,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory note issuance – related party	-	(400,000)
Cash paid from related party note issuance	-	12,000
CASH USED FOR INVESTING ACTIVITIES	-	(388,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	-	420,000
Stock issued for cash (payment received)	-	24,000
Payments on debt	-	(11,125)
CASH PROVIDED BY FINANCING ACTIVITIES	-	432,875

NET INCREASE (DECREASE) IN CASH	8,148	105

CASH AT BEGINNING OF YEAR	116	131

CASH AT PERIOD END	$8,264	$236

NON-CASH TRANSACTIONS
Conversion of AP-Related Party to convertible notes payable-Related Party	-	326,833
Conversion of AP-Related Party to Notes Payable-Related Party	-	640,000
Shares issued for conversion	935,333	-
Initial Derivative Liability/Debt Discount	-	326,833
Amendment to convertible note	220,090	200,652
Settlement of derivative by repayment of convertible note	-	11,298

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

Company History

Rainmaker Worldwide Inc.’s (“RAKR” or the “Company”) corporate journey has included significant restructuring efforts. Originally formed as Gold and Silver Mining of Nevada, Inc., the Company underwent a merger with Rainmaker Worldwide Inc. (Ontario) (“RWI”) in 2017, resulting in a reverse acquisition where RWI shareholders took control of the combined entity. In 2021, Rainmaker and RWI entered into an agreement with RHBV, Dutch Rainmaker B.V. (“DRM”), and Wind en Water Technologie Holding B.V. (“WWT”) to settle financial obligations through an exchange of debt, contractual obligations, and common stock. These actions were aimed at optimizing business operations and expanding access to capital markets.

RAKR continues as a Nevada-based corporation that became publicly traded on July 3, 2017, following a reverse merger. The Company specializes in energy-efficient freshwater production through Air-to-Water (“AW”) systems that extract water from humidity and similarly efficient purification systems acquired through partners. Rainmaker focuses on providing sustainable and potable water solutions to communities and industries globally through strategic partnerships. RAKR has been an SEC filing company since October, 2021.

The Company originally operated through RWI. It was established in 2014 to commercialize efficient water technologies. In line with its expansion strategy, on January 22, 2024, RWI acquired a 60% stake in Miranda Environmental and Water Treatment Technologies, with plans to acquire the remaining 40% over the next two years. In order to facilitate this transaction, Rainmaker sold a 60% stake in RWI on March 31, 2023, retaining a 40% interest. This acquisition significantly expanded RAKR’s portfolio through distribution rights of Miranda’s products. In addition, Miranda has a wide range of technological partners that RAKR has access to, thereby widening the Company’s water treatment capabilities.

On December 31, 2024, RWI underwent a restructuring, during which the Company converted its investment in RWI into RWI shares. Simultaneously, RWI independently secured new capital investment, reducing the Company’s ownership in RWI to 13.65%. As a result of RWI’s financial situation—characterized by insufficient cash flow, net liabilities, and ongoing net losses—the Company decided to impair the investment in accordance with standard accounting principles. Given these conditions, the Company determined that the investment could not reasonably provide a sufficient return on investment (ROI) and therefore impaired the asset to zero. As of March 31, 2025, Rainmaker (RAKR) holds a 12.38% equity interest in RWI.

Although the equity value of this investment has been impaired, the Company continues to benefit from the original distribution rights, in particular for Mexico and the United States. The Company, RWI, Miranda and its partners will continue to work together to maximize the value of sales efforts. All companies understand that the water infrastructure sector has long sales cycles, often contingent upon factors such as timely permitting for projects that require water treatment. Therefore, the companies allocate the necessary resources to finalize and implement projects.

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

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $75,336,458. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues recognized at March 31, 2025 and March 31, 2024 are nil for both periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of March 31, 2025, the Company had no cash equivalents.

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

Note 3 – Equity Investment

RAINMAKER WORLDWIDE INC. (ONTARIO)(RWI)

On April 1, 2023, RAKR divested 60% interest in RWI. On January 16, 2024, RAKR entered into an agreement with RWI to acquire Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) in Ankara, Turkey. This required RAKR to invest $400,000 into RWI to execute this acquisition. This investment was considered an Equity Investment. On December 31, 2024, under a Debt Swap and Conversion Agreement, RWI assumed $112,378 owed by RAKR to RWI and four affiliated parties thereby reducing its investment in RWI. The remaining balance of the investment was then converted into shares of RWI, which—together with RWI’s simultaneous restructuring—resulted in the Company’s ownership decreasing to 13.65%, no longer considering the investment as an Equity Investment at the fiscal year end 2024.

		Carrying Value as of
	Location	March 31, 2025	December 31, 2024

Rainmaker Worldwide Inc.	Ontario, Canada
Percentage ownership		12.38%	13.65%
Initial investment cost		$-	$400,000
Less: Distributions		-	7,000
Less: Debt applied		-	112,378
Less: Equity method investment losses		-	191,471
Less: Impairment expense		-	89,151
Carrying value		$-	$-

Impairment of Investment in RWI

Based on the information available, the Company’s management have decided to impair the asset in accordance with standard accounting principles. Specifically, as of December 31, 2024, RWI’s financials reflected insufficient cash, a net liability position, and ongoing net losses. Given these circumstances, the Company believed it is unlikely that the investment would generate a sufficient return on investment (ROI) to support the continued capitalization of the balance, especially following the loss of the equity method investment. As a result, the Company impaired this asset to zero. The Company was well aware of this position in advance of the restructuring. More important than the equity value to the Company is the strategic value of the asset that is expected to jointly generate future revenues and technological advancements. While this cannot be guaranteed, the Company and RWI continue to work together to advance the value of both businesses. The nature of the water infrastructure business is a long sales cycle depending on factors such as developers receiving permits in a timely fashion for projects that would require water treatment. (see also Note 10 and 16).

Note 4: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. Accrued interest to March 31, 2025, was $3,173.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,897 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date was extended to March 14, 2024. On March 14, 2024, a second amendment to this loan was signed agreeing to roll the accrued interest to date of $200,651 into the principal amount resulting in a total principal amount of $4,224,702 (the “New Principal Amount 2”). The maturity date was extended to July 14, 2024. On July 26, 2022, this note required derivative treatment. On March 31, 2024, the derivative value of this note was $74,724. On January 14, 2025, the Company and Sphere 3D agreed to an amendment to the convertible promissory note which extended the maturity date to January 14, 2026 and adds the unpaid interest of $220,090 to the principal amount. The balance principal balance of the note at March 31, 2025 was $4,586,001 (the “New Principal Amount 3”) and accrued interest was $95,489.34.

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

On January 8, 2024, the Company issued four convertible promissory notes as part of a debt restructuring, totaling $326,883, representing amounts owed to executives and management for services rendered under Consulting Agreements. Each note had a one-year term, carried an interest rate of 10% per annum, and was convertible at a fixed rate of $0.0347 per share. As of December 31, 2024, the debt discount stood at $2,123, and accrued interest on these notes amounted to $31,972. On January 1, 2025, two of these notes, along with accrued interest, were converted into common shares, fully amortizing the debt discount. These notes, totaling $230,000 plus $22,496 accrued interest, were converted into 7,271,300 restricted common shares. The remaining convertible promissory notes, totaling $96,883, extended their maturity date by one year.

Note 5: Notes Payable, Related Parties

Promissory notes dated November 6, 2016, with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. On December 31, 2024, $5,516 was repaid as part of a Debt Swap Agreement entered into with RWI including accrued interest of $2,507 (described in Note 3 and Note 16). The principal balance remaining is $8,000 with accrued interest to March 31, 2025, in the amount of $3,735.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $18,062 remains as of March 31, 2025.

On January 8, 2024, to alleviate the payables burden on the Company, executives agreed, and the Company issued three long-term promissory notes totaling $640,000. Each note is a two-year term, carrying an interest rate of 10% per annum. The notes can become convertible notes at a fixed conversion rate of $0.0347 per share if the Company and the holder both agree. On January 1, 2025, two notes totaling $622,000 plus accrued interest of $60,837 were converted into 19,664,124 restricted common shares leaving one note remaining in the amount of $18,000. As of March 31, 2025, accrued interest for the remaining note was $2,204.

Also on January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,883 (see Note 4 for details). On January 1, 2025, two notes totaling $230,000 plus accrued interest of $22,496 were converted into 7,271,300 restricted common shares leaving two notes remaining in the amount of $96,883. As of March 31, 2025, accrued interest for the remaining notes was $11,864.

Note 6: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same except for a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of March 31, 2025, this accrued interest remains outstanding.

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

As at December 31, 2024, the Company had authorized 501,000,000 shares, of which 500,000,000 shares are Common Stock with a par value of $0.001 per share and 1,000,000 shares are Preferred Stock (see Note 16) with a par value of $0.001 per share.

At March 31, 2025, 46,922,665 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock
Balance, December 31, 2023	19,987,241
Balance, December 31, 2024	19,987,241
Conversion of convertible promissory notes	26,935,424
Balance, March 31, 2025	46,922,665

During 2024, the Company did not issue any common stock. During 2025, the Company issued 26,935,424 restricted shares upon conversions of convertible promissory notes (see Note 5 for details).

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $899,591 (2024: $688,049).

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

Effective April 1, 2023, the Company divested 60% interest in RWI. On December 31, 2024, RWI went through a restructuring and, combined with an agreement to convert the Company’s investment in RWI into RWI shares, the Company now owns 12.38% of RWI (see Note 3 and Note 16 for more details).

On November 6, 2023, the Company issued 1,600,000 shares to RWI to finalize the Miranda acquisition. Shares were valued at $48,000 on the date of signature of the agreement with RWI to affect that acquisition. $24,000 was received on January 15, 2024, in payment for these shares. The difference of $24,000 was recorded as stock-based compensation in Q3, 2023.

On January 16, 2024, the Company made an investment in RWI in the amount of $400,000. At the same time, the 60% shareholder of RWI invested $600,000 such that both parties fully funded the first payment due to acquire 60% of Miranda. As of December 31, 2024, $7,000 in distribution payments have been received. Due to the restructuring discussed above, the Company converted the remaining investment into shares of RWI and remains on the balance sheet an investment in the amount of $280,622 (See Note 3 and Note 16 for more details). Based on the information available, we have decided to impair the asset in accordance with standard accounting principles. Specifically, as of December 31, 2024, RWI’s financials reflect insufficient cash, a net liability position, and ongoing net losses. Given these circumstances, we believe it is unlikely that the investment will generate a sufficient return on investment (ROI) to support the continued capitalization of the balance, especially following the loss of the equity method investment. As a result, we have impaired this asset to zero. The Company was well aware of this position in advance of the restructuring. More important than the equity value to the Company is the strategic value of the asset that is expected to jointly generate future revenues and technological advancements. While this cannot be guaranteed, the Company and RWI continue to work together to advance the value of both businesses. The nature of the water infrastructure business is a long sales cycle depending on factors such as developers receiving permits in a timely fashion for projects that would require water treatment.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016, against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $4,423,910 as of March 31, 2025 (2024: $4,423,910). The Company, since its last report, has not been contacted by the Plaintiff.

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

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2024	To March 31, 2025	To March 31, 2025	To March 31, 2025
1,392,000	0	1,392,000	0

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0042-$0.2
Exercise Price	$0.035-$3.75
Number of Options Granted	1,392,000
Dividend Yield	0%
Expected Volatility	116-355%
Weighted Average Risk-Free Interest Rate	1.42%
Term (in years)	5

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

	Quarter ended March 31,	Year ended December 31,
	2025	2024

Net Loss	(215,799)	(1,056,242)
Add back:
Stock Compensation	-	45,749
Amortization of Debt Discount	1,915	333,878
Taxable Income	(213,884)	(676,615)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	44,916	142,089
Valuation Allowance	(44,916)	(142,089)
Net Deferred Asset	-	-

Note 16: Mezzanine Equity

Effective June 29, 2022, the Company has authorized shares of 501,000,000, of which 500,000,000 shares are common stock (see Note 9) with a par value of $0.001 per share and 1,000,000 shares are preferred stock with a par value of $0.001 per share.

On May 23, 2023, a Certificate of Designation was executed designating 150,000 Preferred Stock as a new class of Preferred Stock designated Series A Preferred Stock. The total face value of this entire series is one hundred and fifty thousand dollars ($150,000). Each share of Series A Preferred Stock has a stated face value of $1.00 and is convertible into shares of fully paid and non-assessable shares of common stock of the Company at $0.015 per share when common stock becomes available for issuance. On January 16, 2024, the Company received $420,000 for the purchase of 420,000 preferred shares and was subsequently increased to $430,000. The Series A Preferred Stock will be increased in the near future and these 430,000 preferred shares will be issued at that time under the same terms as those designated on May 23, 2023. Therefore, this amount has been recorded as Stock Payable-Preferred until that occurs.

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

As of May 26, 2023 the Company received $150,000 for 150,000 shares of Series A Preferred Stock. These shares were issued July 20, 2023.

As of March 31, 2025 and December 31, 2024, the Company had 150,000 shares of Series A Preferred Stock outstanding for each period and recorded as mezzanine at face value of $150,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. The Company also has subscription agreements for preferred shares in the amount of $430,000.

Note 17: Segment Reporting

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

Item	Amount
Revenue	$-
COGS	-
General and Administrative expense	68,926
Segment Profit (Loss) from Operations	(68,926)
Segment Profit (Loss) Other expense	(146,873)
Segment Net Profit (Loss)	(215,799)
Segment Assets	8,264
Other Segment Items – Interest expense	144,958

Geographic Information

To date, in 2025, there has been no revenue generated however, the Company is focusing efforts on Mexico and United States.

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

Note 18: Subsequent Events

On April 4, 2025, the Company issued 9,400,000 shares as compensation for executives and consultants.

On April 2, 2025, the Company received a deposit for a pilot AW machine from a US-based large scale customer focusing on providing services within the oil and gas and mining sectors who wishes to determine the long term suitability for the company’s potable water needs.

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

Overview

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada-based corporation that became publicly traded on July 3, 2017, following a reverse merger. The Company specializes in energy-efficient freshwater production and purification technologies. The Company offers Air-to-Water (“AW”) technology and solutions to transform contaminated or seawater into potable or reusable water. Rainmaker focuses on providing sustainable water solutions to communities and industries globally through strategic partnerships.

Originally, the Company operated through its Ontario-based subsidiary, Rainmaker Worldwide Inc. (Ontario) (“RWI”), established in 2014 to commercialize its patented water technologies. In line with its expansion strategy, Rainmaker sold a 60% stake in RWI on March 31, 2023, retaining a 40% interest. Subsequently, on January 22, 2024, RWI acquired a 60% stake in Miranda Environmental and Water Treatment Technologies, with plans to acquire the remaining 40% over the next two years. This acquisition significantly expanded RAKR’s portfolio through its distribution rights for Miranda’s products, thereby strengthening its water treatment capabilities. On December 31, 2024, RWI underwent a restructuring, during which the Company converted its investment in RWI into RWI shares. Simultaneously, RWI independently secured new capital investment, reducing the Company’s ownership in RWI to 13.65%. As a result of RWI’s financial situation—characterized by insufficient cash flow, net liabilities, and ongoing net losses—the Company decided to impair the investment in accordance with standard accounting principles. Given these conditions, the Company determined that the investment could not reasonably provide a sufficient return on investment (ROI) and therefore impaired the asset to zero. The Company was fully aware of this outcome prior to the restructuring. RWI continue to raise capital which has led to the Company owning 12.38% at the end of Q1, 2025.

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

RWI Acquires Miranda

On January 22, 2024, RWI finalized the acquisition of Miranda. RAKR is actively marketing Miranda products through distribution agreements with RWI, primarily for Mexico and the United States. It is possible that RAKR will expand this territory to include Central and South America in the future. With an expanded portfolio of products RAKR has the opportunity to increase revenue and shareholder value.

Ongoing Approach to Sales and Marketing

The Company’s ongoing focus will be to pair Rainmaker technologies with those of Miranda and our affiliate partners.

The Company has generated limited revenue up to present. Operations have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $50,116 as of December 31, 2024. As of March 31, 2025, net assets were $8,264.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had no revenue for the quarters ending March 31, 2025 and March 31, 2024 and had net losses of $215,799 and $265,418 for the quarters ending March 31, 2025 and 2024, respectively. The losses in 2025 have been reduced by 29% compared to the same period in 2024.

The 2025 losses are driven by operating expenses and other expenses, the largest components in operating expenses being consulting expenses while the largest contributor in other expenses were interest expense. The costs associated with maintaining the Company’s listing and current filing status with the SEC as expected are significant. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2024 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Business Model

The RAKR business model typically begins with the identification of a trusted local technology partner and distributor capable of deploying and maintaining all systems in the field. We work with the end clients and their general contractors to build the supporting infrastructure required for our systems (i.e. holding tanks, platforms etc.).

In addition, over the course of the past year, we have been building partnerships with highly experienced providers of complementary technology. That gives RAKR the ability to have a more comprehensive product set when proposing solutions to communities, developers and commercial entities. The most significant advance to date is the acquisition of Miranda by RWI on January 22, 2024. RAKR directly benefits from this acquisition by providing the Company with vast experience and comprehensive water purification solutions.

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

Competition

The Rainmaker business model delivers technology to produce potable water at the source of demand. We believe that competitive models, while relevant and plausible alternatives, will not ultimately fully support the global level of demand for water at a reasonable price per liter. By virtue of our current affiliations, we believe we have a cost per liter competitive advantage. Accordingly, on a global basis, we do not believe competitive conditions will thwart our ability to produce long-term, corporate value or significantly diminish our financial results in the near term. However, other companies with sufficiently greater resources may develop competing products and have an advantage over us based on the relative size.

Government Subsidies and Incentives

While RAKR is not currently pursuing subsidies and incentives, we believe that over time such programs will be applicable to the Company, and we will pursue them in due course. Over time, RAKR will seek subsidies and incentives through its deployment of technology in underserved countries and particular communities within countries.

Intellectual Property

The Company does not directly hold any intellectual property but suppliers, in some cases, do have intellectual property that benefits RAKR indirectly.

Results of Operations for the Three Months ended March 31st, 2025 and 2024

Revenue

Revenue was nil for each of the three months ended March 31st, 2025, and March 31, 2024.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses and benefit costs and stock-based compensation expense for executive consultants, outside legal and professional services, marketing and advertising, and facilities costs. General and administrative expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
General and administrative expense	$68,926	$97,460	$(28,534)	(29.3)%

Stock-based compensation expense included in general and administrative expense	$-	$23,979	$(23,979)	(100.0)%

General and administrative expenses, including stock-based compensation, for the three months ended March 31, 2025, decreased $28,534, or 29.3%, compared to the same period in 2024. This decrease relates to (1) an decrease of $3,172 in general and administrative expenses, (2) a decrease in stock option expense of $23,979, and (3) marketing, advertising and promotion expense decreased by approximately $1,383. Excluding stock-based compensation, general and administrative expenses decreased $4,555.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the fiscal year end date December 31, 2024, the Company raised approximately $8.2 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of approximately $75.3 million and $75.1 million and stockholders’ equity of approximately $(11.2) and $(11.9) million, respectively. As of March 31, 2025, the Company had approximately $8,264 in cash.

The Company recognizes and is addressing the need to raise additional capital or imminently become revenue positive in order to continue to execute its business plan in the future. There is no assurance that additional financing or revenue will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2025, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2025, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of March 31, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of March 31, 2025, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

3.	During the 2024 audit, it was necessary to record adjusting journal entries. Management has determined that the effects of the corrected misstatements are material, both individually and in aggregate, to the financial statements as a whole. The corrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in the judgment of our auditor previously, such corrected misstatements are material to the financial statements under audit.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered beneficial shareholder, are an adverse party or has a material interest adverse to our interest.

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

There has been no change since filing the 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2025, the Company issued shares to a related party upon conversion of a convertible promissory note dated January 8, 2024. $130,000 principal and accrued interest of $12,715 was converted into 4,109,865 common shares.

On January 2, 2025, the Company issued shares to a related party upon conversion of a convertible promissory note dated January 8, 2024. $100,000 principal and accrued interest of $9,781 was converted into 3,161,435 common shares.

On January 2, 2025, the Company issued shares to a related party upon conversion of a promissory note dated January 8, 2024. $353,000 principal and accrued interest of $34,526 was converted into 11,159,865 common shares.

On January 2, 2025, the Company issued shares to a related party upon conversion of a promissory note dated January 8, 2024. $269,000 principal and accrued interest of $26,310 was converted into 8,504,259 common shares.

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

Rainmaker Worldwide Inc.

Date: May 9, 2025	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

