Form 10-Q
period 2025-06-30
Rainmaker Worldwide Inc.
filed 2025-08-11
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 East Sunset Road, Suite 5 #925, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 8, 2025 was 64,133,062. The number of shares of the registrant’s Preferred Stock, $0.001 par value, outstanding as of August 8, 2025 was 500,538.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
		(restated)
Assets
Current Assets
Cash	$440	$116
Other receivables	4,026	50,000
Prepaid expenses	27,130	-

Total Current Assets	31,596	50,116

Total Assets	$31,596	$50,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$128,821	$136,866
Related party payables	921,750	843,449
Accrued liabilities	422,142	468,873
Customer deposits	175,005	112,500
Contingent liability	6,390,429	6,281,346
Convertible notes payable net of discount of $0 and $0	4,594,201	4,374,111
Convertible notes payable-related parties net of discount of $0 and $1,915	18,000	324,918

Notes payable - related parties	86,000	68,000

Total Current Liabilities	12,736,348	12,610,063

Long-Term Liabilities
Long-term notes payable – related parties	-	640,000
Total Long-Term Liabilities	-	640,000

Total Liabilities	$12,736,348	$13,250,063

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 545,538 outstanding at June 30, 2025 and 150,000 at December 31, 2024	$545,538	$150,000
Preferred Stock Payable	-	430,000
Total Mezzanine Equity	$545,538	$580,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 61,133,062 outstanding at June 30, 2025 and 19,987,241 outstanding at December 31, 2024	$61,133	$19,987
Additional paid-in capital	64,319,042	63,178,161
Accumulated deficit	(77,630,465)	(76,978,095)
Total Stockholders’ Equity (Deficit)	$(13,250,290)	$(13,779,947)
Total Liabilities and Stockholders’ Equity (Deficit)	$31,596	$50,116

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Three month	Three month
	June 30	June 30	Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(restated)		(restated)
Revenue	$-	$-	$-	$-

Expenses
General and administrative expense	184,107	68,046	253,033	165,506
Total Expenses	184,107	68,046	253,033	165,506

Loss from Operations	(184,107)	(68,046)	(253,033)	(165,506)

Other income (expense)
Interest expense	(197,923)	(211,736)	(397,422)	(415,754)
Amortization of debt discount	-	(36,147)	(1,915)	(78,438)
Initial derivative expense	-	-	-	(572,415)
Change in derivative liabilities expense	-	231,290	-	885,269
Loss on equity method investment		(50,657)	-	(108,411)
Total other income (expense)	(197,923)	(67,250)	(399,337)	(289,749)

Loss from continuing operations	(382,030)	(135,296)	(652,370)	(455,255)

Net income (loss)	$(382,030)	$(135,296)	$(652,370)	$(455,255)

Net loss per share:
Basic and diluted	$(0.0069)	$(0.0068)	$(0.0128)	$(0.0228)
Weighted average number of common shares outstanding:
Basic and diluted	55,688,190	19,987,241	51,032,013	19,987,241

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock									Accumulated
			Additional	Stock			Additional			other
			paid-in	Payable -	Common Stock		paid-in	Stock		comprehensive
	Shares	Amount	capital ($)	Preferred	Shares	Amount ($)	capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2023 (restated)	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,113	(24,000)	(75,700,657)	-	(12,583,557)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derviative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(319,959)	-	(319,959)
Balance, March 31, 2024 (restated)	150,000	$150	$149,850	$420,000	19,987,241	19,987	63,156,390	-	(76,020,616)	-	(12,844,239)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(135,296)	-	(135,296)
Balance, June 30, 2024 (restated)	150,000	$150	$149,850	$425,000	19,987,241	19,987	63,156,390	-	(76,155,912)	-	(12,979,535)

Balance, December 31, 2024 (restated)	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(76,978,095)	$-	$(13,779,947)
Conversion of RP convertible promissory notes					26,935,424	$26,935	$908,398	$-	$-	$-	$935,333
Net gain (loss) for the period					-	-	-	-	(270,340)	-	(270,340)
Balance, March 31, 2025 (restated)	150,000	$150	$149,850	$430,000	46,922,665	46,922	$64,086,559	-	$(77,248,435)	-	$(13,114,954)

Conversion of convertible promissory notes					2,512,930	2,513	84,699				$87,212
Stock-based compensation					9,400,000	9,400	115,620				$125,020
Conversion of preferred shares to common shares	-34,462	$-34	$-34,428		2,297,467	2,298	32,164				$34,462
Preferred Stock issued	430,000	$430	$429,570	$-430,000							$-
Net gain (loss) for the period									(382,030)		$(382,030)
Balance, June 30, 2025	545,538	546	544,992	-	61,133,062	61,133	64,319,042	-	(77,630,465)	-	(13,250,290)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2025	2024
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(652,370)	$(455,255)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	125,020	23,979
Change in fair value of derivative liabilities	-	(885,269)
Initial derivative expense	-	572,415
Discount amortization	1,915	78,438
Income/loss from equity method investment	-	108,411
Change in operating assets and liabilities:
Accounts receivable	-	(199)
Other receivables	45,974	-
Prepaid expenses	(27,130)	(4,980)
Accounts payable, related party payables and accrued liabilities	335,327	408,617
Contingent Liability	109,083	109,083
Customer deposits	62,505	-

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	324	(44,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity affiliate	-	(400,000)
Distributions from investment in equity affiliate	-	7,000
CASH USED FOR INVESTING ACTIVITIES	-	(393,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	-	425,000
Stock issued for cash (payment received)	-	24,000
Payments on debt	-	(11,125)
CASH PROVIDED BY FINANCING ACTIVITIES	-	437,875

NET INCREASE (DECREASE) IN CASH	324	115

CASH AT BEGINNING OF YEAR	116	131

CASH AT PERIOD END	$440	$246

NON-CASH TRANSACTIONS
Conversion of AP-Related Party to convertible notes payable-Related Party	-	326,833
Conversion of AP-Related Party to Notes Payable-Related Party	-	640,000
Shares issued for conversion	1,022,545	-
Shares issued for conversion from accrued interest on RP conv. Note	-	-
Preferred shares issued for conversion to common stock	(34,462)	-
Initial Derivative Liability/Debt Discount	-	326,833
Amendment to convertible note	220,090	200,652
Settlement of derivative by repayment of convertible note	-	11,298

The accompanying notes are an integral part of these financial statements.

Note 1: Nature of Operations and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada corporation specializing in energy-efficient potable water production and purification technologies. The Company utilizes Atmospheric Water Generator (“AWG”) systems that extract water from atmospheric humidity and offers a wide range of solutions to transform contaminated or seawater into potable or reusable water. Through its strategic partnerships, Rainmaker focuses on providing sustainable water solutions to communities and industries globally. At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers.

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

RAKR continues as a Nevada-based corporation that became publicly traded on July 3, 2017, following a reverse merger. The Company specializes in energy-efficient potable water production through Atmospheric Water Generator (“AWG”) systems that extract water from humidity and similarly efficient purification systems through Miranda and through technology partners. Rainmaker focuses on providing sustainable and potable water solutions to communities and industries globally through strategic partnerships. Rainmaker has the capability to be a full service water delivery partner for medium sized communities, developments of all kinds, and industrial/commercial applications. RAKR has been an SEC filing company since October, 2021.

The Company originally operated through RWI in Ontario, Canada. It was established in 2014 to commercialize efficient water technologies. In line with its expansion strategy, on January 22, 2024, RWI acquired a 60% stake in Miranda Environmental and Water Treatment Technologies, with plans to acquire the remaining 40% over the next two years. In order to facilitate this transaction, Rainmaker sold a 60% stake in RWI on March 31, 2023, retaining a 40% interest. This acquisition significantly expanded RAKR’s portfolio through distribution rights of Miranda’s products. In addition, Miranda has a wide range of technological partners that RAKR has access to, thereby widening the Company’s water treatment capabilities.

On December 31, 2024, RWI underwent a restructuring, during which the Company converted its investment in RWI into RWI shares. Simultaneously, RWI independently secured new capital investment, reducing the Company’s ownership in RWI to 13.65%. As a result of RWI’s financial situation—characterized by insufficient cash flow, net liabilities, and ongoing net losses—the Company decided to impair the investment in accordance with standard accounting principles. Given these conditions, the Company determined that the investment could not reasonably provide a sufficient return on investment (ROI) and therefore impaired the asset to zero. As of June 30, 2025, Rainmaker (RAKR) holds a 12.38% equity interest in RWI.

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

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $77,630,465. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues recognized at June 30, 2025 and June 30, 2024 are nil for both periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purpose of the statement of cash flows, we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of June 30, 2025, the Company had no cash equivalents.

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

		Carrying Value as of
	Location	June 30, 2025	December 31, 2024

Rainmaker Worldwide Inc.	Ontario, Canada
Percentage ownership		12.38%	13.65%
Initial investment cost		$-	$400,000
Less: Distributions		-	7,000
Less: Debt applied		-	112,378
Less: Equity method investment losses		-	191,471
Less: Impairment expense		-	89,151
Carrying value		$-	$-

Impairment of Investment in RWI

Based on the information available, the Company’s management have decided to impair the asset in accordance with standard accounting principles. Specifically, as of December 31, 2024, RWI’s financials reflected insufficient cash, a net liability position, and ongoing net losses. Given these circumstances, the Company believed it is unlikely that the investment would generate a sufficient return on investment (ROI) to support the continued capitalization of the balance, especially following the loss of the equity method investment. As a result, the Company impaired this asset to zero. The Company was well aware of this position in advance of the restructuring. More important than the equity value to the Company is the strategic value of the asset that is expected to jointly generate future revenues and technological advancements. While this cannot be guaranteed, the Company and RWI continue to work together to advance the value of both businesses. The water infrastructure business has a long sales cycle and depends on factors such as developers receiving permits in a timely fashion for projects that would require water treatment. (see also Note 10 and 16).

Note 4: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. Accrued interest to June 30, 2025, was $3,276.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,897 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date was extended to March 14, 2024. On March 14, 2024, a second amendment to this loan was signed agreeing to roll the accrued interest to date of $200,651 into the principal amount resulting in a total principal amount of $4,224,702 (the “New Principal Amount 2”). The maturity date was extended to July 14, 2024. On July 26, 2022, this note required derivative treatment. On March 31, 2024, the derivative value of this note was $74,724. On January 14, 2025, the Company and Sphere 3D agreed to an amendment to the convertible promissory note which extended the maturity date to January 14, 2026 and adds the unpaid interest of $220,090 to the principal amount. The balance principal balance of the note at June 30, 2025 was $4,586,001 (the “New Principal Amount 3”) and accrued interest was $209,825.

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

On January 8, 2024, the Company issued four convertible promissory notes as part of a debt restructuring, totaling $326,883, representing amounts owed to executives and management for services rendered under Consulting Agreements. Each note had a one-year term, carried an interest rate of 10% per annum, and was convertible at a fixed rate of $0.0347 per share. As of December 31, 2024, the debt discount stood at $2,123, and accrued interest on these notes amounted to $31,972. On January 1, 2025, two of these notes, along with accrued interest, were converted into common shares, fully amortizing the debt discount. These notes, totaling $230,000 plus $22,496 accrued interest, were converted into 7,271,300 restricted common shares. During the second quarter of 2025, $78,833 principal plus $8,378 accrued interest of the remaining notes was converted into 2,512,930 common shares leaving one convertible promissory note in the amount of $18,000 with accrued interest of $2,653 at June 30, 2025 also discussed in Note 5. All conversions were in accordance with the agreements and no gains or losses were recorded as part of the conversions.

Note 5: Notes Payable, Related Parties

Promissory notes dated November 6, 2016, with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. On December 31, 2024, $5,516 was repaid as part of a Debt Swap Agreement entered into with RWI including accrued interest of $2,507 (described in Note 3 and Note 16). The principal balance remaining is $8,000 with accrued interest to June 30, 2025, in the amount of $3,835.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $18,661 remains as of June 30, 2025.

On January 8, 2024, to alleviate the payables burden on the Company, executives agreed, and the Company issued three long-term promissory notes totaling $640,000. Each note is a two-year term, carrying an interest rate of 10% per annum. The notes can become convertible notes at a fixed conversion rate of $0.0347 per share if the Company and the holder both agree. On January 1, 2025, two notes totaling $622,000 plus accrued interest of $60,837 were converted into 19,664,124 restricted common shares leaving one note remaining in the amount of $18,000. As of June 30, 2025, accrued interest for the remaining note was $2,653. All conversions were in accordance with the agreements and no gains or losses were recorded as part of the conversions.

Also on January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,883 (see Note 4 for details). On January 1, 2025, two notes totaling $230,000 plus accrued interest of $22,496 were converted into 7,271,300 restricted common shares leaving two notes remaining in the amount of $96,883. During the second quarter of 2025, $78,833 principal plus $8,378 accrued interest of the remaining notes was converted into 2,512,930 common shares leaving one convertible promissory note in the amount of $18,000 with accrued interest of $2,653 at June 30, 2025 also discussed in Note 4.

Note 6: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same except for a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of June 30, 2025, this accrued interest remains outstanding.

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

Note 8: Customer Deposits

As of June 30, 2025, the Company held customer deposits totaling $175,005. These deposits represent advance payments received for product orders that had not yet been fulfilled as of the reporting date. Revenue related to these deposits will be recognized when the associated performance obligations are satisfied in accordance with the Company’s revenue recognition policy.

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

At June 30, 2025, 61,133,062 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock

Balance, December 31, 2023	19,987,241
Balance, December 31, 2024	19,987,241
Conversion of convertible promissory notes	26,935,424
Balance, March 31, 2025	46,922,665
Stock compensation	9,400,000
Conversion of convertible promissory notes	2,512,930
Conversion of Series A Preferred Shares	2,297,467
Balance, June 30, 2025	61,133,062

During 2024, the Company did not issue any common stock.

On January 2, 2025, the Company issued 26,935,424 restricted common shares upon conversions of convertible promissory notes (see Note 5 for details).

On April 24, 2025, the Company issued an aggregate of 9,400,000 restricted shares of common stock to consultants as compensation for services rendered.

On May 7, 2025, the Company issued 2,512,930 restricted common shares upon conversion of a convertible promissory note (see Note 5 for details).

On June 16, 2025, the Company issued 2,297,467 restricted common shares upon conversion of $34,462 of preferred shares (see Note 16).

Note 10: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $921,750 (2024: $764,385).

Refer to other related party payables in Notes 5.

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

Effective April 1, 2023, the Company divested 60% interest in RWI. On December 31, 2024, RWI went through a restructuring and, combined with an agreement to convert the Company’s investment in RWI into RWI shares, the Company owns 12.38% of RWI (see Note 3 and Note 16 for more details).

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016, against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $6,390,429 as of June 30, 2025 (2024: $6,281,346), which includes accrued interest at a rate of 5% per annum from the date of judgment. In connection with this matter, the Company identified that interest on the judgment had not been previously accrued in the financial statements of prior periods. Accordingly, the financial statements for the applicable prior period have been restated to reflect the correct accrued interest liability (see Note 18 – Restatement). The Company, since its last report, has not been contacted by the Plaintiff.

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

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2024	To June 30, 2025	To June 30, 2025	To June 30, 2025
1,392,000	0	1,392,000	0

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0042-$0.2
Exercise Price	$0.035-$3.75
Number of Options Granted	1,392,000
Dividend Yield	0%
Expected Volatility	116-355%
Weighted Average Risk-Free Interest Rate	1.42%
Term (in years)	5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2024, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $6,407,407. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended June 30,	Year ended December 31,
	2025	2024

Net Loss	(652,370)	(1,277,438)
Add back:
Stock Compensation	125,020	45,749
Amortization of Debt Discount	1,915	333,878
Taxable Income	(525,435)	(897,811)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	110,341	188,540
Valuation Allowance	(110,341)	(188,540)
Net Deferred Asset	-	-

Note 16: Mezzanine Equity

Effective June 29, 2022, the Company authorized a total of 501,000,000 shares, consisting of 500,000,000 shares of common stock (see Note 9) with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

On May 23, 2023, the Company filed a Certificate of Designation, creating a new class of preferred stock—Series A Preferred Stock—and designating 150,000 shares as Series A. Each share of Series A Preferred Stock has a stated face value of $1.00 and is convertible into common stock of the Company at a conversion price of $0.015 per share, subject to the availability of authorized common shares for issuance.

On January 16, 2024, the Company received $420,000 for the issuance of 420,000 Series A Preferred Shares. This amount was subsequently increased to $430,000, representing the issuance of an additional 10,000 preferred shares.

On May 9, 2025, the Company filed an Amended Certificate of Designation, increasing the authorized Series A Preferred Stock from 150,000 shares to 600,000 shares, with all other terms and rights of the Series A Preferred Stock remaining unchanged.

On June 17, 2025, the Company issued 430,000 Series A Preferred Shares.

On June 16, 2025, a holder of Series A Preferred Stock elected to convert 34,462 Series A Preferred Shares into 2,297,467 shares of common stock at the conversion price of $0.015 per share.

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

On May 26, 2023, the Company received $150,000 in exchange for 150,000 shares of Series A Preferred Stock, which were formally issued on July 20, 2023.

As of December 31, 2024, the Company had 150,000 shares of Series A Preferred Stock outstanding, recorded as mezzanine equity at face value of $150,000. These shares are classified as mezzanine equity rather than permanent equity due to certain default provisions that require mandatory cash redemption under conditions outside the Company’s control.

On June 16, 2025, a holder of Series A Preferred Stock converted 34,462 preferred shares into 2,297,467 shares of common stock in accordance with the terms of the Series A designation. The conversion did not involve any cash consideration and was accounted for as a reclassification from mezzanine equity to permanent equity (additional paid-in capital). Following this transaction, 115,538 Series A Preferred Shares remained outstanding.

On June 17, 2025, the Company issued an additional 430,000 shares of Series A Preferred Stock pursuant to existing subscription agreements for total proceeds of $430,000. These shares are subject to the same redemption provisions and are also recorded as mezzanine equity.

As of June 30, 2025, the Company had 545,538 shares of Series A Preferred Stock outstanding, with an aggregate face value of $545,538, all of which is classified as mezzanine equity due to the redemption features outside the Company’s control.

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

Single Reportable Segment

The Company specializes in the development and commercialization of potable water production and purification systems. The Company’s CEO (CODM) reviews operating results and makes resource allocation decisions on a consolidated basis. As a result, the Company has determined that it operates in one reportable segment and that the adoption of ASC 2023-07 did not result in a change to the Company’s segment reporting structure.

Item	Amount
Revenue	$-
COGS	-
General and Administrative expense	253,033
Segment Profit (Loss) from Operations	(253,033)
Segment Profit (Loss) Other expense	(399,337)
Segment Net Profit (Loss)	(652,370)
Segment Assets	31,596
Other Segment Items – Interest expense	397,422

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

Note 18: Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s previously filed financial statements, management identified an error related to the omission of accrued interest on a legal judgment from 2016 (see Note 11). The Company reassessed its accounting treatment and determined that accrued interest should have been recognized in prior periods, resulting in an understatement of accrued liabilities and accumulated deficit. As a result, the Company has restated its previously issued financial statements to reflect the correction of this error. The following tables present the impact of the restatement on the affected financial statements:

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Balance Sheets

	December 31
	2024
	As Previously Reported	Restatement Impacts	As Restated
Assets
Current Assets
Cash	$116	-	$116
Other receivables	50,000	-	50,000
Total Current Assets	50,116	-	50,116

Total Assets	$50,116	$-	$50,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$136,866	-	$136,866
Related party payables	843,449	-	843,449
Accrued liabilities	468,873	-	468,873
Customer deposits	112,500	-	112,500
Contingent liability	4,423,910	1,857,436	6,281,346
Convertible notes payable, net of discount of $0 and $0	4,374,111	-	4,374,111
Convertible notes payable-related parties, net of discount of $0 and $1,915	324,918	-	324,918
Notes payable - related parties	68,000	-	68,000
Total Current Liabilities	10,752,627	1,857,436	12,610,063

Long Term Payables
Long term notes payable - related parties	640,000	-	640,000
Total Long Term Payables	640,000	-	640,000

Total Liabilities	$11,392,627	$1,857,436	$13,250,063

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 545,538 outstanding at June 30, 2025 and 150,000 outstanding at December 31, 2024	$150,000	-	$150,000
Preferred Stock Payable	$430,000	-	$430,000
Total Mezzanine Equity	$580,000	-	$580,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 61,133,062 outstanding at June 30, 2025 and 19,987,241 outstanding at December 31, 2024	$19,987	-	$19,987
Additional paid-in capital	63,178,161	-	63,178,161
Stock receivable	-
Accumulated deficit	(75,120,659)	(1,857,436)	(76,978,095)
Accumulated other comprehensive income	-
Total Stockholders’ Equity (Deficit)	$(11,922,511)	$(1,857,436)	$(13,779,947)
Total Liabilities and Stockholders’ Equity (Deficit)	$50,116	$-	$50,116

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statements of Operations and Comprehensive Loss

	Three Months Ended June 30			Six Months Ended June 30,
	2024			2024
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated

Revenue	$-	$-	$-	$-	$-	$-

Expenses
General and administrative expense	68,046	-	68,046	165,506	-	165,506
Total Expenses	68,046	-	68,046	165,506	-	165,506

Loss from Operations	(68,046)	-	(68,046)	(165,506)	-	(165,506)

Other income (expense)
Income (loss) from equity method investment	(50,657)	-	(50,657)	(108,411)	-	(108,411)
Interest expense	(157,194)	(54,542)	(211,736)	(306,671)	(109,083)	(415,754)
Amortization of debt discount	(36,147)	-	(36,147)	(78,438)	-	(78,438)
Initial derivative expense	-	-	-	(572,415)	-	(572,415)
Change in derivative liabilities expense	231,290	-	231,290	885,269	-	885,269

Total other income (expense)	(12,708)	(54,542)	(67,250)	(180,666)	(109,083)	(289,749)

Loss from continuing operations	(80,754)	(54,542)	(135,296)	(346,172)	(109,083)	(455,255)

Net income (loss)	$(80,754)	$(54,542)	$(135,296)	$(346,172)	$(109,083)	$(455,255)

Net loss per share:
Basic and diluted	$(0.0040)	$(0.0028)	$(0.0068)	$(0.0173)	$(0.0055)	$(0.0228)
Weighted average number of common shares outstanding:
Basic and diluted	19,987,241	19,987,241	19,987,241	19,987,241	19,987,241	19,987,241

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock									Accumulated
			Additional	Stock			Additional			other
			paid-in	Payable -	Common Stock		paid-in	Stock		comprehensive
	Shares	Amount	capital ($)	Preferred	Shares	Amount ($)	capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2023 (As Previously Reported)	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,113	(24,000)	(74,064,417)	-	(10,947,317)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derviative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(265,418)	-	(265,418)
Balance, March 31, 2024	150,000	$150	$149,850	$420,000	19,987,241	19,987	63,156,390	-	(74,329,835)	-	(11,153,458)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(80,754)	-	(80,754)
Balance, June 30, 2024	150,000	$150	$149,850	$425,000	19,987,241	19,987	63,156,390	-	(74,410,589)	-	(11,234,212)

Balance, December 31, 2023 (As Restated)	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,113	(24,000)	(75,700,657)	-	(12,583,557)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derviative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(319,959)	-	(319,959)
Balance, March 31, 2024	150,000	$150	$149,850	$420,000	19,987,241	19,987	63,156,390	-	(76,020,616)	-	(12,844,239)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(135,296)	-	(135,296)
Balance, June 30, 2024	150,000	$150	$149,850	$425,000	19,987,241	19,987	63,156,390	-	(76,155,912)	-	(12,979,535)

Balance, December 31, 2024 (As Previously Reported)	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(75,120,659)	$-	$(11,922,511)
Conversion of RP convertible promissory notes					26,935,424	$26,935	$908,398	$-	$-	$-	$935,333
Net gain (loss) for the period					-	-	-	-	(215,799)	-	(215,799)
Balance, March 31, 2025	150,000	$150	$149,850	$430,000	46,922,665	46,922	$64,086,559	-	$(75,336,458)	-	$(11,202,977)

Balance, December 31, 2024 (As Restated)	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(76,978,095)	$-	$(13,779,947)
Conversion of RP convertible promissory notes					26,935,424	$26,935	$908,398	$-	$-	$-	$935,333
Net gain (loss) for the period					-	-	-	-	(270,340)	-	(270,340)
Balance, March 31, 2025	150,000	$150	$149,850	$430,000	46,922,665	46,922	$64,086,559	-	$(77,248,435)	-	$(13,114,954)

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES	As Previously Reported	Restatement Impacts	As Reported
Net gain (loss)	$(346,172)	$(109,083)	$(455,255)
Adjustments to reconcile net income to net cash used for operating activities:
Stock-based compensation	23,979	-	23,979
Change in fair value of derivative liabilities	(885,269)	-	(885,269)
Initial derivative expense	572,415	-	572,415
Discount amortization	78,438	-	78,438
Income/loss from equity method investment	108,411	-	108,411
Change in operating assets and liabilities:
Accounts receivable	(199)	-	(199)
Prepaid expenses	(4,980)	-	(4,980)
Accounts payable, related party payables and accrued liabilities	408,617	-	408,617
Contingent Liability	-	109,083	109,083

CASH USED FOR OPERATING ACTIVITIES	(44,760)	-	(44,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory note issuance - RP	(400,000)	-	(400,000)
Cash paid from related party note issuance	7,000	-	7,000
CASH USED FOR INVESTING ACTIVITIES	(393,000)	-	(393,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	425,000	-	425,000
Stock issued for cash (pmt received)	24,000	-	24,000
Payments on debt	(11,125)	-	(11,125)

CASH PROVIDED BY FINANCING ACTIVITIES	437,875	-	437,875
NET INCREASE (DECREASE) IN CASH	115	-	115

CASH AT BEGINNING OF YEAR	131	-	131

CASH AT PERIOD END	$246	$-	$246

NON-CASH TRANSACTIONS

Conversion of AP to convertible notes payable	326,833	-	326,833
Conversion of AP to LT notes payable-RP	640,000	-	640,000
Initial derviative discount	326,833	-	326,833
Amendment to convertible note	200,652	-	200,652
Settlement of derivative liability	11,298	-	11,298

The accompanying notes are an integral part of these consolidated financial statements.

Note 19: Subsequent Events

On July 3, 2025, the Company issued 3,000,000 common shares upon conversion of 45,000 preferred shares.

On August 5, 2025, the Company received a deposit for a reverse osmosis (“RO”) machine from a US-based large scale customer that provides services within the oil and gas and mining sectors. They wish to determine the long term suitability for their company’s potable water needs.

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

Overview

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada-based corporation publicly traded since July 3, 2017, following a reverse merger. The Company specializes in sustainable, energy-efficient potable water production and purification technologies. Its core offerings include Atmospheric Water Generator (“AWG”) systems and solutions that convert contaminated or seawater into potable or reusable water. Through strategic global partnerships, RAKR focuses on delivering innovative and scalable water infrastructure solutions to underserved communities and industrial clients.

The Company initially operated through its Ontario-based subsidiary, Rainmaker Worldwide Inc. (Ontario) (“RWI”), established in 2014 to commercialize Rainmaker’s patented water technologies. As part of its strategic growth and restructuring, the Company sold a 60% interest in RWI on March 31, 2023, retaining a 40% stake.

On January 22, 2024, RWI acquired a 60% interest in Miranda Environmental and Water Treatment Technologies, with an agreement in place to acquire the remaining 40% over a two-year period. This transaction significantly broadened RWI’s product offerings and distribution capabilities, particularly in the water treatment sector. On December 31, 2024, RWI completed a corporate restructuring in which the Company’s investment was converted into RWI shares. Concurrently, RWI raised new capital independently, which diluted the Company’s ownership in RWI to 13.65%. Due to RWI’s ongoing financial challenges—including negative cash flow, net liabilities, and continued operating losses—the Company impaired its investment in RWI to zero, in accordance with applicable accounting standards. The impairment reflects management’s determination that the investment no longer provides a reasonable return. The Company was aware of this outcome prior to the restructuring. As of the end of Q2 2025, following additional capital raises by RWI, the Company’s ownership interest had further decreased to 12.38%.

Despite the impairment, RAKR continues to benefit from all original distribution rights related to Miranda products, particularly within Mexico and the United States. The Company and RWI maintain a collaborative relationship aimed at maximizing the commercial potential of these rights. Both parties recognize the long lead times and permitting dependencies inherent in the water infrastructure sector, which often delay revenue realization.

RAKR remains focused on the development and commercialization of advanced water production and purification technologies. With a growing product portfolio and regional distribution reach, the Company is actively pursuing business opportunities across North, Central, and South America, as well as the Caribbean. Through these efforts, RAKR aims to position itself as a leader in delivering sustainable and scalable water solutions to meet the world’s pressing water challenges. Rainmaker sas the capability to be a full service water delivery partner for medium sized communities, developments of all kinds, and industrial/commercial applications.

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

The Company has generated limited revenue up to present. Operations have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $50,116 as of December 31, 2024. As of June 30, 2025, net assets were $31,596.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had no revenue for the quarters ending June 30, 2025 and June 30, 2024 and had net losses of $543,287 and $346,172 for the quarters ending June 30, 2025 and 2024, respectively. The losses in 2025 increased by 57% compared to the same period in 2024.

The 2025 losses are driven by operating expenses and other expenses, the largest components in operating expenses being compensation expenses while the largest contributor in other expenses was interest expense. The costs associated with maintaining the Company’s listing and current filing status with the SEC as expected are significant. The Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. The Company’s auditor’s report for 2024 stated that there was substantial doubt about the Company’s ability to continue as a going concern.

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

Atmospheric Water Generator (“AWG”) – Harvests fresh water from humidity by using advanced heating and cooling technologies. Through the acquisition of Miranda and RAKR’s own technologies the Company has multiple options to purify wastewater to potable water standards.

The operating efficiency of these technologies allows us to provide customers with clean water at a price that is highly competitive relative to traditional alternatives and competitors in the market. We substantially out-perform peer competitors because we can deploy remotely where the water is consumed and using up to 50% less power than those same competitors. The compact and scalable systems for AWG and purification equipment enable decentralized deployment, in which water is distributed directly to the consumption site with no expensive piping or truck transport. Our technologies are cost-effective and can be powered by solar, wind, or grid electricity, or a combination of power sources. AWG can produce roughly 5,000 liters of water per unit, per day, with optimal climatic conditions.

Cost Information

Currently in remote locations, the principal source of supply is bottled water. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter including bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. Our wastewater and related water purification systems are highly efficient when compared to competitors and in almost all cases will use a fraction of the electricity to treat the same amount of water.

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

Moreover, at any moment, the atmosphere contains approximately 37.5 million billion gallons of water. This potential is not currently harvested by the means of private organizations or government institutions and thus presents a significant opportunity for AWG technology to satisfy worldwide demand for water.

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

Suppliers

As stated previously, our principal suppliers for the core technologies to be deployed are Miranda and other glogal equipment manufacturers. With the acquisition of Miranda, we have complementary technology to diversify the Rainmaker market.

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

Continent Liabilities

During the quarter ended June 30, 2025, the Company identified an error in its previously issued financial statements related to accrued interest on a legal judgment originally rendered in 2016. The judgment, which was upheld on appeal in 2018, accrues interest at a statutory rate of 5% per annum. The accrued interest had not been reflected in prior period financial statements. As a result, the Company has restated its previously issued financial statements to include the accrued interest. The correction resulted in an increase to accrued liabilities and a corresponding increase in accumulated deficit in the affected periods. The total contingent liability recorded as of June 30, 2025 is $6,390,429 (2024: $6,281,346), which includes the judgment amount and related interest. The restatement did not impact the Company’s cash flows or cash balances, as the adjustment was non-cash in nature. For further details regarding the restatement and the legal matter, refer to Note 18 – Restatement of Previously Issued Financial Statements.

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

Results of Operations for the Six Months ended June 30th, 2025 and 2024

Revenue

Revenue was nil for each of the six months ended June 30, 2025, and June 30, 2024.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses, employee benefits, stock-based compensation for executive consultants, outside legal and professional services, marketing and advertising, and facilities-related costs. The following table sets forth general and administrative expenses for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
General and administrative expense	$253,003	$165,506	$87,527	52.9%

Stock-based compensation expense (included above)	$125,020	$23,979	$101,041	421.4%

General and administrative expenses, including stock-based compensation, increased by $87,527, or 52.9%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to the following:

1.	Stock-based compensation increased by $101,041, reflecting the issuance of additional options or restricted stock to consultants and executives.
2.	Consulting expenses increased by $2,346, due to expanded third-party support.
3.	Travel expenses decreased by $11,000, reflecting reduced activity compared to the prior year.
4.	Marketing, advertising, and promotional costs declined by $1,268, reflecting a strategic reduction in discretionary spend.
5.	Other general and administrative costs decreased by $3,592.

Excluding stock-based compensation, general and administrative expenses decreased by $13,514, or approximately 13.6%, highlighting a focus on cost control in core operational spending categories.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the fiscal year end date December 31, 2024, the Company raised approximately $8.2 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of approximately $75.7 million and $75.1 million and stockholders’ equity of approximately $(11.3) and $(11.9) million, respectively. As of June 30, 2025, the Company had approximately $440 in cash.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company had no off-balance sheet arrangements.

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

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2025 resulted in a net expense of $399,337, compared to a net expense of $289,749 for the same period in 2024. The change was primarily due to the following:

•	Interest expense was $397,422 in 2025, compared to $415,754 in 2024. Included in the current period’s amount is $109,083 of accrued interest related to a 2016 legal judgment, which was not previously recorded and has resulted in a restatement of prior period balances. See Note 18 – Restatement of Previously Issued Financial Statements.
•	Amortization of debt discount declined to $1,915 in 2025, from $78,438 in 2024, due to the maturity of prior debt instruments.
•	The Company recorded no derivative-related income or expense in the current period, compared to a net gain of $312,854 in 2024, reflecting changes in the fair value of derivative liabilities and initial derivative recognition in the prior year.

For the three months ended June 30, 2025, total other expense was $197,923, compared to $67,250 in the same period in 2024. The increase primarily reflects the recognition of judgment-related interest and the absence of prior year derivative gains.

Net Loss

The Company reported a net loss of $652,370 for the six months ended June 30, 2025, compared to a net loss of $455,255 for the same period in 2024. The increased loss was primarily due to higher stock-based compensation, the recognition of accrued interest on a legal judgment, and the absence of favorable non-cash derivative income recorded in the prior year. For the three months ended June 30, 2025, net loss was $382,030, compared to $135,296 in the same period of 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025.

Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025. This conclusion was based on the presence of a material weakness related to the accounting for accrued interest on a legal judgment, which resulted in a restatement of previously issued financial statements. The material weakness stemmed from the Company’s failure to accrue interest on a 2016 judgment that was upheld on appeal in 2018, as required under applicable accounting standards. Management is actively developing and implementing remediation plans, including enhanced review procedures and improved documentation related to contingent liabilities and legal accruals, to address this weakness and improve the effectiveness of disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as defined in Rule 13a-15(f) under the Exchange Act. With the participation of the Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the Company’s ICFR as of June 30, 2025, based on the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2025, due to the presence of the following material weaknesses:

1.	Segregation of duties – As a small company with limited staff, the Company relies heavily on entity-level or management review controls, resulting in insufficient segregation of duties.
2.	Lack of formal policy for related party transactions – The Company does not have a documented policy to govern the approval, identification, and authorization of related party transactions.
3.	Material audit adjustments – During the 2024 audit, it was necessary to record material audit adjustments. Management has determined that the nature and magnitude of these corrected misstatements, individually and in the aggregate, could result in material misstatements of future financial statements if not addressed through improved control processes.

An audit adjustment is a proposed correction to the financial statements that, in the auditor’s judgment, may not have been detected without audit procedures. While not all audit adjustments indicate control deficiencies, the Company’s history of such adjustments suggests that its internal controls over financial reporting are not sufficiently robust to prevent or detect material misstatements in a timely manner.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls

Management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, recognizes that no system of internal control over financial reporting or disclosure controls and procedures can provide absolute assurance of achieving its objectives. Internal controls are subject to inherent limitations, including cost constraints, human error, and circumvention or override of controls. Accordingly, even effective internal controls can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, a judgment in the amount of $4,423,910 was rendered on August 8, 2016, against several parties including a former subsidiary and a predecessor to the Company. The judgment was upheld on appeal in 2018. The Company has now accrued interest at 5% per annum from the judgment date, resulting in a total contingent liability of $6,390,429 as of June 30, 2025.

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

On April 24, 2025, the Company issued an aggregate of 9,400,000 restricted shares of common stock to consultants as compensation for services rendered.

On May 7, 2025, the Company issued shares upon conversion of a promissory note dated January 8, 2024. $78,833 principal and accrued interest of $8,380 was converted into 2,512,930 common shares.

On June 16, 2025, the Company issued shares upon conversion of Series A Preferred Shares. $34,462 in preferred shares were converted into 2,297,467 common shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable to smaller companies.

Item 5. Other Information

During the period ended June 30, 2025, the Company restated its previously issued financial statements to correct an error related to the omission of accrued interest on a legal judgment from 2016. The correction resulted in adjustments to accrued liabilities and accumulated deficit in the affected periods.

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

Rainmaker Worldwide Inc.

Date: August 11, 2025	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

