Form 10-Q
period 2025-09-30
Rainmaker Worldwide Inc.
filed 2025-11-14
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [___] to [___]

Commission File Number: 000-56311

RAINMAKER WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 East Sunset Road, Suite 5 #925, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

(702) 608-1990

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 29, 2025 was 83,799,728. The number of shares of the registrant’s Preferred Stock, $0.001 par value, outstanding as of October 29, 2025 was 205,538.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
		(restated)
Assets
Current Assets
Cash	$12	$116
Other receivables	2,046	50,000
Inventory	102,131	-

Total Current Assets	104,189	50,116

Total Assets	$104,189	$50,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$130,058	$136,866
Related party payables	1,064,600	843,449
Accrued liabilities	557,547	468,873
Customer deposits	179,505	112,500
Contingent liability	6,446,182	6,281,346
Convertible notes payable net of discount of $0 and $0	4,594,201	4,374,111
Convertible notes payable-related parties net of discount of $0 and $1,915	18,000	324,918

Notes payable - related parties	86,000	68,000

Total Current Liabilities	13,076,093	12,610,063

Long-Term Liabilities
Long-term notes payable – related parties	-	640,000
Total Long-Term Liabilities	-	640,000

Total Liabilities	$13,076,093	$13,250,063

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 205,538 outstanding at September 30, 2025 and 150,000 at December 31, 2024	$205,538	$150,000
Preferred Stock Payable	10,000	430,000
Total Mezzanine Equity	$215,538	$580,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 83,799,728 outstanding at September 30, 2025 and 19,987,241 outstanding at December 31, 2024	$83,799	$19,987
Additional paid-in capital	64,636,375	63,178,161
Accumulated deficit	(77,907,616)	(76,978,095)
Total Stockholders’ Equity (Deficit)	$(13,187,442)	$(13,779,947)
Total Liabilities and Stockholders’ Equity (Deficit)	$104,189	$50,116

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Three month	Three month
	September 30	September 30	Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(restated)		(restated)
Revenue	$34,250	$143,725	$34,250	$143,725

Cost of Goods Sold	25,581	143,725	25,581	143,725

Gross Margin	8,669	-	8,669	-

Expenses
General and administrative expense	90,489	91,651	343,522	257,157
Total Expenses	90,489	91,651	343,522	257,157

Loss from Operations	(81,820)	(91,651)	(334,853)	(257,157)

Other income (expense)
Interest expense	(195,331)	(218,219)	(592,753)	(633,973)
Amortization of debt discount	-	(168,056)	(1,915)	(246,494)
Initial derivative expense	-	-	-	(572,415)
Change in derivative liabilities expense	-	210,823	-	1,096,092
Loss on equity method investment		(35,465)	-	(143,876)
Total other income (expense)	(195,331)	(210,917)	(594,668)	(500,666)

Loss from continuing operations	(277,151)	(302,568)	(929,521)	(757,823)

Net income (loss)	$(277,151)	$(302,568)	$(929,521)	$(757,823)

Net loss per share:
Basic and diluted	$(0.0040)	$(0.0151)	$(0.0161)	$(0.0379)
Weighted average number of common shares outstanding:
Basic and diluted	70,149,004	19,987,241	57,636,075	19,987,241

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock									Accumulated
			Additional paid-in	Stock Payable -	Common Stock		Additional paid-in	Stock		other comprehensive
	Shares	Amount	capital ($)	Preferred	Shares	Amount ($)	capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2023 (restated)	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,113	(24,000)	(75,700,657)	-	(12,583,557)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derivative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(319,959)	-	(319,959)
Balance, March 31, 2024 (restated)	150,000	$150	$149,850	$420,000	19,987,241	19,987	63,156,390	-	(76,020,616)	-	(12,844,239)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(135,296)	-	(135,296)
Balance, June 30, 2024 (restated)	150,000	$150	$149,850	$425,000	19,987,241	19,987	63,156,390	-	(76,155,912)	-	(12,979,535)

Stock payable-Preferred				5,000		-	-	-	-	-	-
Net gain (loss) for the period						-	-	-	(302,568)	-	(302,568)
Balance, September 30, 2024 (restated)	150,000	$150	$149,850	$430,000	19,987,241	19,987	63,156,390	-	(76,458,480)	-	(13,282,103)

Balance, December 31, 2024 (restated)	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(76,978,095)	$-	$(13,779,947)
Conversion of RP convertible promissory notes					26,935,424	$26,935	$908,398	$-	$-	$-	$935,333
Net gain (loss) for the period					-	-	-	-	(270,340)	-	(270,340)
Balance, March 31, 2025 (restated)	150,000	$150	$149,850	$430,000	46,922,665	46,922	$64,086,559	-	$(77,248,435)	-	$(13,114,954)

Conversion of convertible promissory notes					2,512,930	2,513	84,698				$87,211
Stock-based compensation					9,400,000	9,400	115,620				$125,020
Conversion of preferred shares to common shares	-34,462	$-34	$-34,428		2,297,467	2,297	32,165				$34,462
Preferred Stock issued	430,000	$430	$429,570	$-430,000							$-
Net gain (loss) for the period									(382,030)		$(382,030)
Balance, June 30, 2025	545,538	$546	$544,992	-	61,133,062	61,133	64,319,042	-	(77,630,465)	-	(13,250,291)

Stock payable-Preferred				10,000
Conversion of preferred shares to common shares	-340,000	$-340	$-339,660		22,666,666	22,667	317,333				$340,000
Net gain (loss) for the period									(277,151)		$(277,151)
Balance, September 30, 2025	205,538	$206	$205,332	10,000	83,799,728	83,799	64,636,375	-	(77,907,616)	-	(13,187,442)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(929,521)	$(757,823)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	125,020	23,979
Change in fair value of derivative liabilities	-	(1,096,092)
Initial derivative expense	-	572,415
Discount amortization	1,915	246,494
Income/loss from equity method investment	-	143,876
Change in operating assets and liabilities:
Accounts receivable	-	(300)
Other receivables	47,954	-
Inventory	(102,131)	-
Prepaid expenses	-	-
Accounts payable, related party payables and accrued liabilities	614,818	652,897
Contingent Liability	164,836	164,836
Customer deposits	67,005	-

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(10,104)	(49,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity affiliate	-	(400,000)
Distributions from investment in equity affiliate	-	7,000
CASH USED FOR INVESTING ACTIVITIES	-	(393,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	10,000	430,000
Stock issued for cash (payment received)	-	24,000
Payments on debt	-	(11,125)
CASH PROVIDED BY FINANCING ACTIVITIES	10,000	442,875

NET INCREASE (DECREASE) IN CASH	(104)	157

CASH AT BEGINNING OF YEAR	116	131

CASH AT PERIOD END	$12	$288

NON-CASH TRANSACTIONS
Conversion of AP-Related Party to convertible notes payable-Related Party	-	326,833
Conversion of AP-Related Party to Notes Payable-Related Party	-	640,000
Shares issued for conversion of related party notes payable	1,022,544	-
Preferred shares issued for conversion to common stock	374,462	-
Initial Derivative Liability/Debt Discount	-	326,833
Amendment to convertible note	220,090	341,861
Settlement of derivative by repayment of convertible note	-	11,298

The accompanying notes are an integral part of these financial statements.

Note 1: Nature of Operations and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“RAKR”, “Rainmaker” or the “Company”) is a Nevada corporation specializing in energy-efficient potable water production and purification technologies. The Company utilizes Atmospheric Water Generator (“AWG”) systems that extract water from atmospheric humidity and offers a wide range of solutions to transform contaminated or seawater into potable or reusable water. Through its strategic partnerships, Rainmaker focuses on providing sustainable water solutions to communities and industries globally. At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers.

Company History

Rainmaker Worldwide Inc.’s corporate history includes significant restructuring efforts. Originally formed as Gold and Silver Mining of Nevada, Inc., the Company underwent a merger with Rainmaker Worldwide Inc. (Ontario) (“RWI”) in 2017, resulting in a reverse acquisition where RWI shareholders took control of the combined entity. In 2021, Rainmaker and RWI entered into an agreement with RHBV, Dutch Rainmaker B.V. (“DRM”), and Wind en Water Technologie Holding B.V. (“WWT”) to settle financial obligations through an exchange of debt, contractual obligations, and common stock. These actions were aimed at optimizing business operations and expanding access to capital markets.

RAKR continues as a Nevada-based corporation that became publicly traded on July 3, 2017, following a reverse merger. The Company specializes in energy-efficient potable water production through Atmospheric Water Generator (“AWG”) systems that extract water from humidity and similarly efficient purification systems through Miranda and through technology partners. Rainmaker focuses on providing sustainable and potable water solutions to communities and industries globally through strategic partnerships. Rainmaker has the capability to be a full-service water delivery partner for medium sized communities, developments of all kinds, and industrial/commercial applications. RAKR has been an SEC filing company since October 2021.

The Company originally operated through RWI in Ontario, Canada. It was established in 2014 to commercialize efficient water technologies. In line with its expansion strategy, on January 22, 2024, RWI acquired a 60% stake in Miranda Environmental and Water Treatment Technologies, with plans to acquire the remaining 40% over the next two years. In order to facilitate this transaction, the Company sold a 60% stake in RWI on March 31, 2023, retaining a 40% interest. This acquisition significantly expanded RAKR’s portfolio through distribution rights of Miranda’s products. In addition, Miranda has a wide range of technological partners that RAKR has access to, thereby widening the Company’s water treatment capabilities.

On December 31, 2024, RWI underwent a restructuring, during which the Company converted its investment in RWI into RWI shares. Simultaneously, RWI independently secured new capital investment, reducing the Company’s ownership in RWI to 13.65%. As a result of RWI’s financial situation—characterized by insufficient cash flow, net liabilities, and ongoing net losses—the Company decided to impair the investment in accordance with standard accounting principles. Given these conditions, the Company determined that the investment could not reasonably provide a sufficient return on investment (ROI) and therefore impaired the asset to zero. As of September 30, 2025, the Company holds a 12.38% equity interest in RWI.

Although the equity value of this investment has been impaired, the Company continues to benefit from the original distribution rights, for Mexico and the United States. The Company, RWI, Miranda and its partners will continue to work together to maximize the value of sales efforts for all shareholders. All companies understand that the water infrastructure sector has long sales cycles, often contingent upon factors such as timely permitting for projects that require water treatment. Therefore, the companies allocate the necessary resources to finalize and implement projects.

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

Going Concern

The Company has incurred continuing losses from its operations and has an accumulated deficit of $77,907,616. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results. These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues recognized at September 30, 2025 and September 30, 2024 are $34,250 and $143,725 respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. Cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD100,000 per commercial bank. From time to time, cash in deposit accounts may exceed the insurance limits thus the excess would be at risk of loss. For the purpose of the statement of cash flows, we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of September 30, 2025, the Company had no cash equivalents.

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

Note 3 – Investment in Mexican Entity

On June 23, 2025, the Company, together with its subsidiary Rainmaker Worldwide Inc. (“RWI”), completed the formation and registration of a Mexican corporation, RAKR México S.A. de C.V. (“RMEX”), with a local partner. RMEX was established to pursue commercial opportunities in Mexico related to the Company’s water and renewable-technology business. The local partner, who operates LM4 Pozos y Construcción S.A. de C.V., has extensive experience in the Mexican water sector and serves as Chief Executive Officer of RMEX with full management control and sole signing authority over the company’s bank account. Ownership of RMEX is as follows: the local partner holds 56%, RWI holds 25.5%, and Rainmaker Worldwide Inc. (Nevada) (“RAKR”) holds 18.5%. As RAKR owns 12.38% of RWI, it has an additional 3.16% indirect ownership in RMEX through RWI, resulting in a combined ownership interest of approximately 21.66%. As of September 30, 2025, RMEX had not commenced operations other than minimal administrative activities. The entity recently opened a bank account and made nominal payments for incorporation and setup expenses. Neither the Company nor RWI has contributed cash or other financial resources to date. Because the Company’s combined ownership interest exceeds 20%, the investment is accounted for under the equity method. There was no equity method gains or losses for the three and nine months ended September 30, 2025, and the investment balance was nil as of that date.

Note 4 - Equity Investment

RAINMAKER WORLDWIDE INC. (ONTARIO)(RWI)

On April 1, 2023, RAKR divested 60% interest in RWI. On January 16, 2024, RAKR entered into an agreement with RWI to acquire Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”) in Ankara, Turkey. This required RAKR to invest $400,000 into RWI to execute this acquisition. This investment was considered an Equity Investment. On December 31, 2024, under a Debt Swap and Conversion Agreement, RWI assumed $112,378 owed by RAKR to RWI and four affiliated parties thereby reducing its investment in RWI. The remaining balance of the investment was then converted into shares of RWI, which—together with RWI’s simultaneous restructuring—resulted in the Company’s ownership decreasing to 13.65%, no longer considering the investment as an Equity Investment at the fiscal year end 2024. The current ownership percentage has decreased slightly to 12.38% due to further restructuring.

		Carrying Value as of
	Location	September 30, 2025	December 31, 2024
Rainmaker Worldwide Inc.	Ontario, Canada
Percentage ownership		12.38%	13.65%
Initial investment cost		$-	$400,000
Less: Distributions		-	7,000
Less: Debt applied		-	112,378
Less: Equity method investment losses		-	191,471
Less: Impairment expense		-	89,151
Carrying value		$-	$-

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

Note 5: Convertible Notes Payable

The Convertible Notes Payable are defined below.

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. Accrued interest to September 30, 2025, was $3,379.

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,897 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at the date of issuance noting that there was no BCF related. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date was extended to March 14, 2024. On March 14, 2024, a second amendment to this loan was signed agreeing to roll the accrued interest to date of $200,651 into the principal amount resulting in a total principal amount of $4,224,702 (the “New Principal Amount 2”). The maturity date was extended to July 14, 2024. On July 26, 2022, this note required derivative treatment. On March 31, 2024, the derivative value of this note was $74,724. On January 14, 2025, the Company and Sphere 3D agreed to an amendment to the convertible promissory note which extended the maturity date to January 14, 2026 and adds the unpaid interest of $220,090 to the principal amount. The balance principal balance of the note at September 30, 2025 was $4,586,001 (the “New Principal Amount 3”) and accrued interest was $325,418.

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

On January 8, 2024, the Company issued four convertible promissory notes as part of a debt restructuring, totaling $326,883, representing amounts owed to executives and management for services rendered under Consulting Agreements. Each note had a one-year term, carried an interest rate of 10% per annum, and was convertible at a fixed rate of $0.0347 per share. As of December 31, 2024, the debt discount stood at $2,123, and accrued interest on these notes amounted to $31,972. On January 1, 2025, two of these notes, along with accrued interest, were converted into common shares, fully amortizing the debt discount. These notes, totaling $230,000 plus $22,496 accrued interest, were converted into 7,271,300 restricted common shares. During the second quarter of 2025, $78,833 principal plus $8,378 accrued interest of the remaining notes was converted into 2,512,930 common shares leaving one convertible promissory note in the amount of $18,000 with accrued interest of $3,107 at September 30, 2025 also discussed in Note 6. All conversions were in accordance with the agreements and no gains or losses were recorded as part of the conversions.

Note 6: Notes Payable, Related Parties

Promissory notes dated November 6, 2016, with a principal amount of $13,516 are due and bear interest of 5% and are payable on demand. On December 31, 2024, $5,516 was repaid as part of a Debt Swap Agreement entered into with RWI including accrued interest of $2,507 (described in Note 4 and Note 17). The principal balance remaining is $8,000 with accrued interest to September 30, 2025, in the amount of $3,936.

In 2017 compensation was due to members of the executive management team in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $19,266 remains as of September 30, 2025.

On January 8, 2024, to alleviate the payables burden on the Company, executives agreed, and the Company issued three long-term promissory notes totaling $640,000. Each note is a two-year term, carrying an interest rate of 10% per annum. The notes can become convertible notes at a fixed conversion rate of $0.0347 per share if the Company and the holder both agree. On January 1, 2025, two notes totaling $622,000 plus accrued interest of $60,837 were converted into 19,664,124 restricted common shares leaving one note remaining in the amount of $18,000. As of September 30, 2025, accrued interest for the remaining note was $3,107. All conversions were in accordance with the agreements and no gains or losses were recorded as part of the conversions.

Also on January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,883 (see Note 5 for details). On January 1, 2025, two notes totaling $230,000 plus accrued interest of $22,496 were converted into 7,271,300 restricted common shares leaving two notes remaining in the amount of $96,883. During the second quarter of 2025, $78,833 principal plus $8,378 accrued interest of the remaining notes was converted into 2,512,930 common shares leaving one convertible promissory note in the amount of $18,000 with accrued interest of $3,107 at September 30, 2025 also discussed in Note 5.

Note 7: Other Loans Payable

On February 2, 2021, the company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same except for a change in the interest rate from 5% to 12%. During Q2, 2023, the principal portion of this loan was repaid leaving only accrued interest owing in the amount of $6,694. As of September 30, 2025, this accrued interest remains outstanding.

Note 8: Derivative Liabilities

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

Note 9: Customer Deposits

As of September 30, 2025, the Company held customer deposits totaling $179,505. These deposits represent advance payments received for product orders that had not yet been fulfilled as of the reporting date. Revenue related to these deposits will be recognized when the associated performance obligations are satisfied in accordance with the Company’s revenue recognition policy.

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

At September 30, 2025, 83,799,728 common stock was issued and outstanding. The following table details the number of common stock issued:

Number of Stock

Balance, December 31, 2023	19,987,241
Balance, December 31, 2024	19,987,241
Conversion of convertible promissory notes	26,935,424
Balance, March 31, 2025	46,922,665
Stock compensation	9,400,000
Conversion of convertible promissory notes	2,512,930
Conversion of Series A Preferred Shares	2,297,467
Balance, June 30, 2025	61,133,062
Conversion of Series A Preferred Shares	22,666,666
Balance, September 30, 2025	83,799,728

During 2024, the Company did not issue any common stock.

On January 2, 2025, the Company issued 26,935,424 restricted common shares upon conversions of convertible promissory notes (see Note 6 for details).

On April 24, 2025, the Company issued an aggregate of 9,400,000 restricted shares of common stock to consultants as compensation for services rendered.

On May 7, 2025, the Company issued 2,512,930 restricted common shares upon conversion of a convertible promissory note (see Note 6 for details).

On June 16, 2025, the Company issued 2,297,467 restricted common shares upon conversion of $34,462 of preferred shares (see Note 16).

On July 3, 2025, the Company issued 3,000,000 restricted common shares upon conversion of $45,000 of preferred shares (see Note 16).

On August 28, 2025, the Company issued 2,400,000 restricted common shares upon conversion of $36,000 of preferred shares (see Note 17).

On September 3, 2025, the Company issued 14,666,666 restricted common shares upon conversion of $220,000 of preferred shares (see Note 17).

On September 4, 2025, the Company issued 2,600,000 restricted common shares upon conversion of $39,000 of preferred shares (see Note 17).

Note 11: Related Party Transactions

Outstanding compensation and expense reimbursements due to consultants engaged by the Company $1,064,600 (2024: $843,449).

Refer to other related party payables in Notes 6.

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

Effective April 1, 2023, the Company divested 60% interest in RWI. On December 31, 2024, RWI went through a restructuring and, combined with an agreement to convert the Company’s investment in RWI into RWI shares, the Company owns 12.38% of RWI (see Note 4 and Note 17 for more details).

On November 6, 2023, the Company issued 1,600,000 shares to RWI to finalize the Miranda acquisition. Shares were valued at $48,000 on the date of signature of the agreement with RWI to affect that acquisition. $24,000 was received on January 15, 2024, in payment for these shares. The difference of $24,000 was recorded as stock-based compensation in Q3, 2023.

On January 16, 2024, the Company made an investment in RWI in the amount of $400,000. At the same time, the 60% shareholder of RWI invested $600,000 such that both parties fully funded the first payment due to acquire 60% of Miranda. As of December 31, 2024, $7,000 in distribution payments have been received. Due to the restructuring discussed above, the Company converted the remaining investment into shares of RWI and remains on the balance sheet an investment in the amount of $280,622 (See Note 4 and Note 17 for more details). Based on the information available, we have decided to impair the asset in accordance with standard accounting principles. Specifically, as of December 31, 2024, RWI’s financials reflect insufficient cash, a net liability position, and ongoing net losses. Given these circumstances, we believe it is unlikely that the investment will generate a sufficient return on investment (ROI) to support the continued capitalization of the balance, especially following the loss of the equity method investment. As a result, we have impaired this asset to zero. The Company was well aware of this position in advance of the restructuring. More important than the equity value to the Company is the strategic value of the asset that is expected to jointly generate future revenues and technological advancements. While this cannot be guaranteed, the Company and RWI continue to work together to advance the value of both businesses. The nature of the water infrastructure business is a long sales cycle depending on factors such as developers receiving permits in a timely fashion for projects that would require water treatment.

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

On April 27, 2018, the Company identified a judgement dated August 8, 2016, against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a contingent liability of $6,446,182 as of September 30, 2025 (2024: $6,281,346), which includes accrued interest at a rate of 5% per annum from the date of judgment. In connection with this matter, the Company identified that interest on the judgment had not been previously accrued in the financial statements of prior periods. Accordingly, the financial statements for the applicable prior period have been restated to reflect the correct accrued interest liability (see Note 19 – Restatement). The Company, since its last report, has not been contacted by the Plaintiff.

Note 13: Inventory

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis. The Company has inventory of $102,131 as of September 30, 2025.

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

There are no lease-related assets and liabilities recorded on the Company’s balance sheet and the Company has no lease expenses.

Note 15: Stock Options

In order to compensate members of the board and executives, the following stock options have been granted, vesting as described.

●	Effective July 1, 2022, the Company granted 60,000 options as compensation to the newly filled position, VP Sales and 100,000 to the VP Finance. 25,600 and 20,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $3.00 per share. In January, 2024, the Board of Directors modified the exercise price to $0.0347 per share as part of the change described directly below.

●	January 8, 2024, the Board of Directors granted 264,000 fully vested options to the Company’s CEO, with a term of 5 years and exercisable at $0.0347 per share (70% of the 30-day Volume Weighted Average Price prior to this date). These options are the first options granted to the CEO who forewent this compensation in the past to benefit the Company. The CEO is now aligned with the executive management compensation. At the same time, the Board of Directors modified 528,000 fully vested shares allocated to executives, directors and former management to reflect the same exercisable price of $0.0347 per share.

●	For the period ended December 31, 2023, the Company recorded a stock option expense of $108,581. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. For the year ended December 31, 2024, the Company recorded stock option expense of $23,979.

●	In connection with the repricing of certain stock options, the Company reassessed the fair value of the modified awards compared to the original awards. As a result of this reassessment, the Company recognized additional stock-based compensation expense of $21,770 for the year ended December 31, 2024.

●	The Company estimates the fair value of stock options using the Black-Scholes model. For grants classified as ‘plain vanilla,’ the expected term was calculated using the SEC’s Simplified Method [(vesting term + contractual term)/2] due to insufficient historical exercise data. This approach aligns with SAB Topic 14.D.2 and reflects the Company’s significant changes to share option grant terms in recent years, which rendered historical exercise patterns inapplicable.

Warrants and Options
Vested	Granted	Vested	Non-Vested
Dec 31, 2024	To September 30, 2025	To September 30, 2025	To September 30, 2025
1,392,000	0	1,392,000	0

●	The assumptions used in the Company’s Black Scholes option pricing is as follows:

Stock Price	$0.0042-$0.2
Exercise Price	$0.035-$3.75
Number of Options Granted	1,392,000
Dividend Yield	0%
Expected Volatility	116-355%
Weighted Average Risk-Free Interest Rate	1.42%
Term (in years)	5

Note 16: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024, the Company’s deferred tax assets relate to net operating loss (“NOL”) carry-forwards that were derived from operating losses and stock-based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2024, the Company had federal net operating loss carry-forwards, which are available to offset future taxable income, of $6,394,037. The Company’s NOL carry-forwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry-forwards begin to expire in 2037. No provision was made for federal income taxes as the Company has significant NOLs in the United States and Canada. All of the Company’s income tax years remained open for examination by taxing authorities.

	Quarter ended September 30,	Year ended December 31,
	2025	2024

Net Loss	(929,521)	(1,277,438)
Add back:
Stock Compensation	125,020	45,749
Amortization of Debt Discount	1,915	333,878
Taxable Income	(802,586)	(897,811)
Tax Rate	21%	21%
Deferred Tax Asset:
Net Operating (Gain) Loss	168,543	188,540
Valuation Allowance	(168,543)	(188,540)
Net Deferred Asset	-	-

Note 17: Mezzanine Equity

Effective June 29, 2022, the Company authorized a total of 501,000,000 shares, consisting of 500,000,000 shares of common stock (see Note 10) with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

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

On July 3, 2025, a holder of Series A Preferred Stock elected to convert 45,000 Series A Preferred Shares into 3,000,000 shares of common stock at the conversion price of $0.015 per share.

On August 28, 2025, a holder of Series A Preferred Stock elected to convert 36,000 Series A Preferred Shares into 2,400,000 shares of common stock at the conversion price of $0.015 per share.

On September 3, 2025, a holder of Series A Preferred Stock elected to convert 220,000 Series A Preferred Shares into 14,666,666 shares of common stock at the conversion price of $0.015 per share.

On September 4, 2025, a holder of Series A Preferred Stock elected to convert 39,000 Series A Preferred Shares into 2,600,000 shares of common stock at the conversion price of $0.015 per share.

On August 14, 2025, the Company received $10,000 in cash proceeds for the future issuance of 10,000 shares of Series A Preferred Stock. As of September 30, 2025, the shares had not yet been issued, and the amount received has been recorded as Preferred Shares Payable within mezzanine equity. Upon issuance of the shares, the balance will be reclassified to Series A Preferred Stock.

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

On June 17, 2025, the Company issued an additional 430,000 shares of Series A Preferred Stock pursuant to existing subscription agreements for total proceeds of $430,000. These shares are subject to the same redemption provisions and are also recorded as mezzanine equity. Following this transaction, 545,538 Series A Preferred Shares remained outstanding.

On July 3, 2025, a holder of Series A Preferred Stock converted 45,000 preferred shares into 3,000,000 shares of common stock in accordance with the terms of the Series A designation. The conversion did not involve any cash consideration and was accounted for as a reclassification from mezzanine equity to permanent equity (additional paid-in capital). Following this transaction, 500,538 Series A Preferred Shares remained outstanding.

On August 28, 2025, a holder of Series A Preferred Stock converted 36,000 preferred shares into 2,400,000 shares of common stock in accordance with the terms of the Series A designation. The conversion did not involve any cash consideration and was accounted for as a reclassification from mezzanine equity to permanent equity (additional paid-in capital). Following this transaction, 464,538 Series A Preferred Shares remained outstanding.

On September 3, 2025, a holder of Series A Preferred Stock converted 220,000 preferred shares into 14,666,666 shares of common stock in accordance with the terms of the Series A designation. The conversion did not involve any cash consideration and was accounted for as a reclassification from mezzanine equity to permanent equity (additional paid-in capital). Following this transaction, 244,538 Series A Preferred Shares remained outstanding.

On September 4, 2025, a holder of Series A Preferred Stock converted 39,000 preferred shares into 2,600,000 shares of common stock in accordance with the terms of the Series A designation. The conversion did not involve any cash consideration and was accounted for as a reclassification from mezzanine equity to permanent equity (additional paid-in capital). Following this transaction, 205,538 Series A Preferred Shares remained outstanding.

As of September 30, 2025, the Company had 205,538 shares of Series A Preferred Stock outstanding, with an aggregate face value of $205,538, all of which is classified as mezzanine equity due to the redemption features outside the Company’s control.

Note 18: Segment Reporting

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

Item	Amount
Revenue	$34,250
COGS	25,581
General and Administrative expense	343,522
Segment Profit (Loss) from Operations	(334,853)
Segment Profit (Loss) Other expense	(594,668)
Segment Net Profit (Loss)	(929,521)
Segment Assets	104,189
Other Segment Items – Interest expense	592,753

Geographic Information

To date, in 2025, revenue generated is $34,250 to a US based customer. The Company continues to focus efforts on Mexico and United States.

Major Customers

During the year ended December 31, 2024, one customer accounted for 100% of total revenue. During 2025, one customer accounts for 100% of the total revenue.

The loss of these customers could have a material adverse impact on the Company’s revenues and operating results until such time as the Company diversifies and expands its customer base.

Conclusion

Due to limited operational activities and a single reportable segment structure, no additional segment disclosures beyond those discussed above are required under ASC 2023-07. The Company will continue to monitor its operations and update segment reporting as necessary if future expansion or changes in the business model warrant additional segments.

Note 19: Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s previously filed financial statements, management identified an error related to the omission of accrued interest on a legal judgment from 2016 (see Note 12). The Company reassessed its accounting treatment and determined that accrued interest should have been recognized in prior periods, resulting in an understatement of accrued liabilities and accumulated deficit. As a result, the Company has restated its previously issued financial statements to reflect the correction of this error. The following tables present the impact of the restatement on the affected financial statements:

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

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statements of Operations and Comprehensive Loss

	Three Months Ended September 30			Nine Months Ended September 30,
	2024			2024
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated

Revenue	$143,725	$-	$143,725	$143,725	$-	$143,725

Cost of Goods Sold	143,725	-	143,725	143,725	-	143,725

Gross Margin	-	-	-	-	-	-

Expenses
General and administrative expense	91,651	-	91,651	257,157	-	257,157
Total Expenses	91,651	-	91,651	257,157	-	257,157

Loss from Operations	(91,651)	-	(91,651)	(257,157)	-	(257,157)

Other income (expense)
Income (loss) from equity method investment	(35,465)	-	(35,465)	(143,876)	-	(143,876)
Interest expense	(162,466)	(55,753)	(218,219)	(469,137)	(164,836)	(633,973)
Amortization of debt discount	(168,056)	-	(168,056)	(246,494)	-	(246,494)
Initial derivative expense	-	-	-	(572,415)	-	(572,415)
Change in derivative liabilities expense	210,823	-	210,823	1,096,092	-	1,096,092

Total other income (expense)	(155,164)	(55,753)	(210,917)	(335,830)	(164,836)	(500,666)

Loss from continuing operations	(246,815)	(54,542)	(302,568)	(592,987)	(164,836)	(757,823)

Net income (loss)	$(246,815)	$(54,542)	$(302,568)	$(592,987)	$(164,836)	$(757,823)

Net loss per share:
Basic and diluted	$(0.0123)	$(0.0028)	$(0.0151)	$(0.0297)	$(0.0082)	$(0.0379)
Weighted average number of common shares outstanding:
Basic and diluted	19,987,241	19,987,241	19,987,241	19,987,241	19,987,241	19,987,241

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity									Accumulated
	Series A Preferred Stock			Stock						other
			Additional	Payable -	Common Stock		Additional	Stock		comprehensive
	Shares	Amount	paid-in capital ($)	Preferred	Shares	Amount ($)	paid-in capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2023 (As Previously Reported)	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,113	(24,000)	(74,064,417)	-	(10,947,316)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derivative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(265,418)	-	(265,418)
Balance, March 31, 2024	150,000	$150	$149,850	$420,000	19,987,241	19,987	63,156,390	-	(74,329,835)	-	(11,153,457)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(80,754)	-	(80,754)
Balance, June 30, 2024	150,000	$150	$149,850	$425,000	19,987,241	19,987	63,156,390	-	(74,410,589)	-	(11,234,211)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(246,815)	-	(246,815)
Balance, September 30, 2024	150,000	$150	$149,850	$430,000	19,987,241	19,987	63,156,390	-	(74,657,404)	-	(11,481,026)

Balance, December 31, 2023 (As Restated)	150,000	$150	$149,850	$-	19,987,241	19,987	63,121,113	(24,000)	(75,700,657)	-	(12,583,557)
Stock-based compensation					-	-	23,979	-	-	-	23,979
Settlement of derviative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				420,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(319,959)	-	(319,959)
Balance, March 31, 2024	150,000	$150	$149,850	$420,000	19,987,241	19,987	63,156,390	-	(76,020,616)	-	(12,844,239)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(135,296)	-	(135,296)
Balance, June 30, 2024	150,000	$150	$149,850	$425,000	19,987,241	19,987	63,156,390	-	(76,155,912)	-	(12,979,535)

Stock payable-Preferred				5,000	-	-	-	-	-	-	-
Net gain (loss) for the period					-	-	-	-	(302,568)	-	(302,568)
Balance, September 30, 2024	150,000	$150	$149,850	$430,000	19,987,241	19,987	63,156,390	-	(76,458,480)	-	(13,282,103)

Balance, December 31, 2024 (As Previously Reported)	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(75,120,659)	$-	$(11,922,511)
Conversion of RP convertible promissory notes					26,935,424	$26,935	$908,398	$-	$-	$-	$935,333
Net gain (loss) for the period					-	-	-	-	(215,799)	-	(215,799)
Balance, March 31, 2025	150,000	$150	$149,850	$430,000	46,922,665	46,922	$64,086,559	-	$(75,336,458)	-	$(11,202,977)

Balance, December 31, 2024 (As Restated)	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(76,978,095)	$-	$(13,779,947)
Conversion of RP convertible promissory notes					26,935,424	$26,935	$908,398	$-	$-	$-	$935,333
Net gain (loss) for the period					-	-	-	-	(270,340)	-	(270,340)
Balance, March 31, 2025	150,000	$150	$149,850	$430,000	46,922,665	46,922	$64,086,559	-	$(77,248,435)	-	$(13,114,954)

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES	As Previously Reported	Restatement Impacts	As Reported
Net gain (loss)	$(592,987)	$(164,836)	$(757,823)
Adjustments to reconcile net income to net cash used for operating activities:
Stock-based compensation	23,979	-	23,979
Change in fair value of derivative liabilities	(1,096,092)	-	(1,096,092)
Initial derivative expense	572,415	-	572,415
Discount amortization	246,494	-	246,494
Income/loss from equity method investment	143,876	-	143,876
Change in operating assets and liabilities:
Accounts receivable	(300)	-	(300)
Prepaid expenses	-	-	-
Accounts payable, related party payables and accrued liabilities	652,897	-	652,897
Contingent Liability	-	164,836	164,836

CASH USED FOR OPERATING ACTIVITIES	(49,718)	-	(49,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory note issuance - RP	(400,000)	-	(400,000)
Cash paid from related party note issuance	7,000	-	7,000
CASH USED FOR INVESTING ACTIVITIES	(393,000)	-	(393,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	430,000	-	430,000
Stock issued for cash (pmt received)	24,000	-	24,000
Payments on debt	(11,125)	-	(11,125)

CASH PROVIDED BY FINANCING ACTIVITIES	442,875	-	442,875
NET INCREASE (DECREASE) IN CASH	157	-	157

CASH AT BEGINNING OF YEAR	131	-	131

CASH AT PERIOD END	$288	$-	$288

NON-CASH TRANSACTIONS

Conversion of AP to convertible notes payable	326,833	-	326,833
Conversion of AP to LT notes payable-RP	640,000	-	640,000
Initial derivative discount	326,833	-	326,833
Amendment to convertible note	220,090	-	341,861
Settlement of derivative liability	11,298	-	11,298

The accompanying notes are an integral part of these consolidated financial statements.

Note 20: Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure in these financial statements.

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

Recent Developments – Formation of Mexican Subsidiary

In June 2025, the Company and its subsidiary, Rainmaker Worldwide Inc. (“RWI”), completed the formation of RAKR México S.A. de C.V. (“RMEX”) with a local partner to pursue water and renewable-technology opportunities in Mexico. The local partner holds 56%, RWI holds 25.5%, and the Company holds 18.5%. Including its 12.38% ownership in RWI, the Company’s combined direct and indirect interest in RMEX is approximately 21.7%. As of September 30, 2025, RMEX had not commenced operations other than minimal administrative activity. The investment is accounted for under the equity method, with no gains, losses, or carrying value recognized for the period.

Ongoing Approach to Sales and Marketing

The Company’s ongoing focus will be to pair Rainmaker technologies with those of Miranda and our affiliate partners.

The Company has generated limited revenue up to present. Operations have been typically focused on business development, market research, technology research and development activities. The Company had total assets of $50,116 as of December 31, 2024. As of September 30, 2025, net assets were $104,189.

At present, the Company executes consulting agreements with experienced executive personnel and senior advisors. Future sales will be heavily driven by independent distributors and project developers. The Company had revenue for the quarters ending September 30, 2025 and September 30, 2024 of $34,250 and $143,725, respectively, and had net losses of $929,521 and $592,987 for the quarters ending September 30, 2025 and 2024, respectively. The losses in 2025 increased by 57% compared to the same period in 2024.

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

Cost Information

Currently in remote locations, the principal source of supply of potable water is bottled. Accordingly, our solutions are optimally profitable when we compete head-to-head with bottled water that is transported or bulk water that is transported by truck to local communities. In most remote communities where this water is imported, the minimum cost per liter is US$0.30 reaching as high as US$2.00, according to our market research. The Company’s fully amortized cost of water per liter including bottling, operating and maintenance, distribution and other costs allows us to compete profitably to generate corporate value beneficial to our shareholders. Our wastewater and related water purification systems are highly efficient when compared to competitors and in almost all cases will use a fraction of the electricity to treat the same amount of water.

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

In addition, over the course of the past year, we have been building partnerships with highly experienced providers of complementary technology. For instance, In Mexico, our strategic partner, LM4, has extensive experience in well drilling, construction, civil works, and transportation and logistics. In addition, LM4 has experienced mechanical and civil engineering capabilities. In Mexico, we are very well positioned to provide a comprehensive set of products and services.

This strategy will continue to give RAKR the ability to have a more comprehensive product line when proposing solutions to communities, developers and commercial entities. The most significant advance to date is the acquisition of Miranda by RWI on January 22, 2024. RAKR directly benefits from this acquisition by providing the Company with vast experience and comprehensive water purification solutions.

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

Suppliers

As stated previously, our principal suppliers for the core technologies to be deployed are Miranda and other global equipment manufacturers. With the acquisition of Miranda, we have complementary technology to diversify the Rainmaker market.

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

Continent Liabilities

During the quarter ended June 30, 2025, the Company identified an error in its previously issued financial statements related to accrued interest on a legal judgment originally rendered in 2016. The judgment, which was upheld on appeal in 2018, accrues interest at a statutory rate of 5% per annum. The accrued interest had not been reflected in prior period financial statements. As a result, the Company has restated its previously issued financial statements to include the accrued interest. The correction resulted in an increase to accrued liabilities and a corresponding increase in accumulated deficit in the affected periods. The total contingent liability recorded as of September 30, 2025 is $6,446,182 (2024: $6,281,346), which includes the judgment amount and related interest. The restatement did not impact the Company’s cash flows or cash balances, as the adjustment was non-cash in nature. For further details regarding the restatement and the legal matter, refer to Note 19 – Restatement of Previously Issued Financial Statements.

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

Results of Operations for the Nine Months ended September 30th, 2025 and 2024

Revenue

Revenue was $34,250 and $143,725 for the nine months ended September 30, 2025, and September 30, 2024, respectively.

General and Administrative Expenses

General and administrative expenses primarily include consultant expenses, employee benefits, stock-based compensation for executive consultants, outside legal and professional services, marketing and advertising, and facilities-related costs. The following table sets forth general and administrative expenses for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
General and administrative expense	$343,522	$257,157	$86,365	33.6%

Stock-based compensation expense (included above)	$125,020	$23,979	$101,041	421.4%

General and administrative expenses, including stock-based compensation, increased by $86,365, or 33.6%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to the following:

1.	Stock-based compensation increased by $101,041, reflecting the issuance of additional options or restricted stock to consultants and executives.
2.	Consulting expenses increased by $2,346, due to expanded third-party support.
3.	Travel expenses increased by $344.
4.	Marketing, advertising, and promotional costs declined by $148, reflecting a reduction in discretionary spend.
5.	Other general and administrative costs decreased by $17,218.

Excluding stock-based compensation, general and administrative expenses decreased by $14,676, or approximately 6.3%, highlighting a focus on cost control in core operational spending categories.

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

Historically, the Company’s major sources of cash have comprised proceeds from various private offerings of its securities (including common stock) and debt financing. From 2015 through to the fiscal year end date December 31, 2024, the Company raised approximately $8.2 million in gross proceeds from various private offerings of our common stock and convertible debt. These funds were raised during various stages of the company and allowed us first to develop a commercially ready product and as soon as logistics and supply chains allow, deliver these products into identified projects and begin to generate revenue. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of approximately $77.9 million and $76.9 million and stockholders’ equity of approximately $(13.2) and $(13.8) million, respectively. As of September 30, 2025, the Company had approximately $12 in cash.

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

During the quarter ended September 30, 2025, the Company received $10,000 in proceeds for the purchase of 10,000 Series A Preferred Shares to be issued in a future period. The amount has been recorded as Preferred Shares Payable within mezzanine equity until the shares are formally issued.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company had no off-balance sheet arrangements.

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

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2025 resulted in a net expense of $594,668, compared to a net expense of $335,830 for the same period in 2024. The change was primarily due to the following:

●	Interest expense was $592,753 in 2025, compared to $469,137 in 2024.
●	Amortization of debt discount declined to $1,915 in 2025, from $246,494 in 2024, due to the maturity of prior debt instruments.
●	The Company recorded no derivative-related income or expense in the current period, compared to a net gain of $523,677 in 2024, reflecting changes in the fair value of derivative liabilities and initial derivative recognition in the prior year.

For the three months ended September 30, 2025, total other expense was $195,331, compared to $155,164 in the same period in 2024. The increase primarily reflects the recognition of judgment-related interest and the absence of prior year derivative gains.

Net Loss

The Company reported a net loss of $929,521 for the nine months ended September 30, 2025, compared to a net loss of $592,987 for the same period in 2024. The increased loss was primarily due to higher stock-based compensation, the recognition of accrued interest on a legal judgment, and the absence of favorable non-cash derivative income recorded in the prior year. For the three months ended September 30, 2025, net loss was $277,151, compared to $246,815 in the same period of 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025.

Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025. This conclusion was based on the presence of a material weakness related to the accounting for accrued interest on a legal judgment, which resulted in a restatement of previously issued financial statements. The material weakness stemmed from the Company’s failure to accrue interest on a 2016 judgment that was upheld on appeal in 2018, as required under applicable accounting standards. Management is actively developing and implementing remediation plans, including enhanced review procedures and improved documentation related to contingent liabilities and legal accruals, to address this weakness and improve the effectiveness of disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as defined in Rule 13a-15(f) under the Exchange Act. With the participation of the Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the Company’s ICFR as of September 30, 2025, based on the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025, due to the presence of the following material weaknesses:

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, a judgment in the amount of $4,423,910 was rendered on August 8, 2016, against several parties including a former subsidiary and a predecessor to the Company. The judgment was upheld on appeal in 2018. The Company has now accrued interest at 5% per annum from the judgment date, resulting in a total contingent liability of $6,446,182 as of September 30, 2025.

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

On July 3, 2025, the Company issued shares upon conversion of Series A Preferred Shares. $45,000 in preferred shares were converted into 3,000,000 shares of common stock.

On August 28, 2025, the Company issued shares upon conversion of Series A Preferred Shares. $36,000 in preferred shares were converted into 2,400,000 shares of common stock.

On September 3, 2025, the Company issued shares upon conversion of Series A Preferred Shares. $220,000 in preferred shares were converted into 14,666,666 shares of common stock.

On September 4, 2025, the Company issued shares upon conversion of Series A Preferred Shares. $39,000 in preferred shares were converted into 2,600,000 shares of common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable to smaller companies.

Item 5. Other Information

During the period ended September 30, 2025, the Company restated its previously issued financial statements to correct an error related to the omission of accrued interest on a legal judgment from 2016. The correction resulted in adjustments to accrued liabilities and accumulated deficit in the affected periods.

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

Rainmaker Worldwide Inc.

Date: November 14, 2025	By:	/s/ Michael O’Connor
Michael O’Connor
President, Chief Executive Officer and Interim
Chief Financial Officer

