Form 10-K
period 2025-12-31
Rainmaker Worldwide Inc.
filed 2026-11-05
CIK 1872292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 000-56311

Rainmaker Worldwide Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-4346844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 East Sunset Road, Suite 5 #925, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

(702) 608-1990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,172,838, based on last sale price of $0.0737 per share.

The registrant had 95,004,273 shares of common stock, par value $0.001 per share, outstanding as of November 4, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about the Company’s business plans, commercial opportunities, operating results and financing needs. These statements are based on management’s current expectations and assumptions. Actual results may differ materially because of uncertainties concerning financing, customer demand, equipment supply, project execution and regulatory requirements. The Company has incurred recurring losses and has limited cash resources. Its ability to continue operations depends on generating revenue, obtaining financing and continued support from creditors and related parties. Forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to update them except as required by law.

Table of Contents

Form 10-K Index

PART I

Item 1.	Business

Overview

Rainmaker Worldwide Inc. (“Rainmaker,” “RAKR,” or the “Company”) is a Nevada corporation focused on commercializing decentralized water production, purification and wastewater treatment solutions. The Company’s strategy includes atmospheric water generation systems and water treatment technologies accessed through its relationship with Rainmaker Worldwide Inc., an Ontario corporation (“RWI”), operating as Miranda Water Technologies, and other technology partners. RWI and its Miranda operations are important to the Company’s product offering and distribution strategy, particularly in the United States and Mexico. The Company has generated limited revenues and continues to focus on business development and project execution.

Corporate History and Structure

The Company was formerly known as Gold and Silver Mining of Nevada, Inc. On July 3, 2017, the Company completed a reverse merger with RWI, pursuant to which RWI’s shareholders obtained control of the Company and RWI became a wholly owned (100%) subsidiary of the Company. Following the transaction, the Company continued under the name Rainmaker Worldwide Inc.

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

Relationship with Rainmaker Worldwide Inc. (Ontario) and Miranda

RWI was established in 2014 to commercialize water production and purification technologies. Effective April 1, 2023, the Company divested a 60% ownership interest in RWI, retaining a 40% interest at that time. On January 22, 2024, RWI acquired a 60% ownership interest in Miranda Environmental and Water Treatment Technologies (“Miranda”), based in Ankara, Turkey. Miranda’s water purification and wastewater treatment technologies expanded the product portfolio available to RAKR through its distribution relationship with RWI.

RAKR works with RWI, operating as Miranda Water Technologies, to market and distribute water production, purification and wastewater treatment systems. Subsequent to the 2025 fiscal year-end, the parties entered into a new Master Distributor Agreement dated April 30, 2026, which superseded and replaced the June 1, 2024 Master Distributor Agreement. The new agreement grants RAKR exclusive direct-sales rights in the United States, subject to limitations that permit other Miranda distributors to operate in the same territory. RAKR may request approval to pursue opportunities outside the United States, excluding Mexico, on a client-by-client basis. The agreement has an initial five-year term, subject to earlier termination, including termination by either party on 90 days’ written notice. These commercial rights are separate from RAKR’s minority investment in RWI. The agreement is filed as Exhibit 10.8 to this Annual Report.

Restructuring and Impairment of Investment

On January 16, 2024, the Company invested $400,000 in RWI. On December 31, 2024, the remaining investment balance was reduced through the settlement of certain obligations, and the balance was converted into additional common shares of RWI. At December 31, 2024, the Company held a 14.4% ownership interest in RWI. Further dilution reduced that interest to 11.67% at December 31, 2025.

The Company fully impaired its investment in RWI in 2024 due to RWI’s financial condition at that time. The investment remained recorded at zero at December 31, 2025. The Company has no decision-making rights in RWI and retains its contractual distribution rights for Miranda products.

Products and Services

Atmospheric Water Generation and Water Treatment

Rainmaker’s core business focus is decentralized potable water production and purification. The Company’s solutions include:

●	Atmospheric Water Generation (AWG) systems that produce potable water from ambient humidity using energy-efficient cooling and condensation processes.
●	Water purification and wastewater treatment systems supplied through RWI and its Miranda operations, together with complementary technologies available from other technology partners.

These systems are designed for modular and scalable deployment, particularly in regions with limited or unreliable water infrastructure. Under optimal climatic conditions, AWG units are capable of producing up to approximately 5,000 liters of potable water per unit per day.

Rainmaker’s systems are intended to be deployable using grid power, renewable energy sources, or hybrid configurations, depending on site conditions.

Business Model and Distribution Strategy

The Company’s business model is centered on partnerships with local distributors, engineering firms, and project developers who are responsible for installation, operation, and maintenance of deployed systems. Rainmaker generally works with customers and their contractors to integrate its systems into broader infrastructure projects.

In certain markets, including Mexico, the Company collaborates with partners that possess experience in drilling, civil works, logistics, and mechanical engineering, allowing Rainmaker to participate in comprehensive water project proposals without maintaining large internal operational teams.

On June 23, 2025, the Company, RWI and a local partner established RAKR México S.A. de C.V. (“RMEX”) to pursue water and related commercial opportunities in Mexico. The Company holds an 18.5% direct ownership interest, RWI holds 25.5%, and the local partner holds 56.0%. The local partner manages RMEX’s day-to-day activities. The Company has no representation on RMEX’s board and does not control its operations. During 2025, RMEX’s activities were limited to incorporation and administrative setup.

Future growth is expected to be driven primarily through independent distributors and project-based deployments rather than direct infrastructure ownership.

Market Opportunity

Access to clean and reliable water remains a critical global challenge, particularly in regions with limited infrastructure, growing populations, or water scarcity. Atmospheric water generation and decentralized water treatment technologies represent potential alternatives to traditional water sourcing methods in certain applications. Global demand for potable water is expected to increase due to population growth, urbanization, industrial activity, and climate-related pressures. The Company believes that decentralized water technologies may be suited for select residential, commercial, industrial, and humanitarian use cases where traditional water supply solutions are impractical or uneconomical.

Suppliers and Technology Partners

Rainmaker does not manufacture its core equipment. Principal sources of water purification and wastewater treatment equipment include RWI, operating as Miranda Water Technologies, and its Miranda operations in Turkey. The Company also relies on other technology partners for complementary systems. These supplier and distribution relationships are important to the Company’s ability to offer integrated water solutions.

Competition

The water production and treatment markets are competitive and include numerous domestic and international companies with substantially greater financial, technical, and operational resources than the Company. Competitors may offer alternative technologies, including desalination, traditional purification systems, and other decentralized solutions.

Competitive factors include cost, energy efficiency, regulatory compliance, financing capability, and project execution expertise. The Company believes its technologies may be competitive in certain niche applications; however, there can be no assurance that it will be able to compete successfully.

Government Regulation

Water production, purification, and distribution activities are subject to varying regulatory requirements depending on jurisdiction. These regulations may include water quality standards, environmental permitting, construction approvals, and operational licensing.

The Company seeks to comply with applicable local regulations and, where relevant, international water quality standards, including World Health Organization guidelines, through its technology partners and distributors.

Intellectual Property

The Company relies on contractual distribution and commercialization rights for technologies supplied by RWI, its Miranda operations and other technology partners. Patent and other proprietary rights associated with those technologies may be held by the relevant technology owners. The Company’s minority ownership interest in RWI does not constitute direct ownership of those patents or other intellectual property.

Executive and Consulting Resources

Rainmaker operates with a limited internal workforce. Executive management and financial leadership are provided through consulting agreements. The Company supplements its internal resources through external legal, accounting, and advisory service providers.

Financial Condition and Going Concern

The Company has incurred recurring operating losses and negative cash flows from operations. As discussed in the accompanying financial statements and related notes, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Item 1A.	Risk Factors

As a smaller reporting company, the Company is not required to provide the disclosures required by this Item.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Risk Management and Strategy

During the year ended December 31, 2025, the Company had limited operations and did not maintain formal processes for assessing, identifying and managing material risks from cybersecurity threats. Cybersecurity risks, including those arising from previous incidents, did not materially affect the Company’s business strategy, results of operations or financial condition during that year.

The Company’s current safeguards include two-factor authentication for corporate Google accounts, controlled access to shared documents and an encrypted virtual private network (VPN) connection for access to its accounting software. The Company uses Gmail for corporate email and Google Drive and Google Docs for document storage, preparation and collaboration. Remote access to the Company’s systems is managed by RWI, operating as Miranda Water Technologies.

Governance

The full Board of Directors currently oversees cybersecurity risks. Management responsibility currently rests with Michael Skinner, President and Principal Executive Officer, who has more than 30 years of experience in information technology. His background includes cybersecurity risk assessment, threat and vulnerability assessment, system hardening, identity and access management, data protection, systems administration, network management and infrastructure maintenance.

Mr. Skinner draws on his technical background to assess cybersecurity risks, guide safeguards appropriate to the Company’s operations and inform the Board of significant cybersecurity matters.

Item 2.	Properties

The Company maintains a mailing address at 2510 East Sunset Road, Suite 5 #925, Las Vegas, Nevada 89120, but does not maintain physical office space at that location. Management and administrative activities are conducted remotely from home offices.

Item 3.	Legal Proceedings

A judgment dated August 8, 2016, in the amount of $4,423,910, including costs, was entered against six defendants, including a former subsidiary and a predecessor of the Company. The judgment was upheld on appeal on June 22, 2018. At December 31, 2025, the Company recorded a liability of $6,502,542, including accrued interest at 5% per annum (December 31, 2024: $6,281,346). See Note 12 and Note 18 for the judgment and the restatement of previously omitted interest. As of the date of this report, there have been no material developments concerning this judgment. The Company is not a party to any other pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable. The Company does not conduct mining operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The following table presents the highest and lowest daily closing bid quotations for the Company’s common stock during each calendar quarter.

Quarter Ended	High*	Low*
December 31, 2025	$0.0565	$0.020
September 30, 2025	$0.1705	$0.0311
June 30, 2025	$0.0700	$0.007
March 31, 2025	$0.0180	$0.010
December 31, 2024	$0.015	$0.0075
September 30, 2024	$0.0325	$0.0125
June 30, 2024	$0.05	$0.03
March 31, 2024	$0.125	$0.0375

*	Source: OTC Markets Group, OTCIQ Market Data. The table presents the high and low closing bid quotations for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

The Company’s common stock is quoted on the OTCID Basic Market operated by OTC Markets Group Inc. under the symbol “RAKR”.

(b)	Holders

As of November 5, 2026, the Company had 91 holders of record of its common stock. This number excludes beneficial owners whose shares are held through brokers, banks and other nominees.

The transfer agent for RAKR common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119.

(c)	Dividends

The Company has not paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. Series A Preferred Stock carries separate dividend rights described in Note 16.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 regarding securities authorized for issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders	628,000	$0.0347	-
Total	628,000	$0.0347	-

The Company does not maintain any equity compensation plans that have been approved by stockholders. All equity-based awards outstanding as of December 31, 2025 were granted pursuant to individual consulting arrangements approved by the Board of Directors. As of December 31, 2025, the Company had outstanding options, warrants and rights to purchase an aggregate of 628,000 shares of common stock at a weighted average exercise price of $0.0347 per share.

The Company did not repurchase any equity securities during the year ended December 31, 2025.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This MD&A contains forward-looking statements based on management’s current expectations and assumptions. Actual results may differ materially. See “Cautionary Note Regarding Forward-Looking Statements” in this report.

You should read the following discussion and analysis together with the audited financial statements and the related notes included elsewhere in this report. Information contained on, or accessible through, the Company’s website is not incorporated by reference into this Annual Report.

Share Consolidation

On September 26, 2024, the Company filed Articles of Amendment to effect a share consolidation of its issued and outstanding common stock on a one-for-twenty-five basis. The share consolidation became effective on September 26, 2024. All share and per share amounts have been retroactively adjusted for all periods presented.

Overview

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a water technology company focused on decentralized potable water production, purification and wastewater treatment solutions. Its relationship with Rainmaker Worldwide Inc. (Ontario) (“RWI”), operating as Miranda Water Technologies, and access to Miranda’s products are important components of the Company’s distribution and commercialization strategy. During 2025, that strategy included opportunities in the United States and Mexico. However, the Company has not established a commercially sustainable level of operations, and its financial condition remained severely constrained during 2025.

Revenue declined approximately 76% to $34,250 in 2025 from $143,725 in 2024, with all 2025 sales revenue attributable to a single customer.

The Company incurred a net loss of $1,319,609 for the year ended December 31, 2025, including operating expenses of $456,176 and interest expense of $772,556. At December 31, 2025, the Company had $53 in cash and a working capital deficit of $13,361,992, reflecting its continued need for additional financing to meet its obligations and fund operations.

Although the Company retained its contractual distribution rights, its minority investment in RWI remained fully impaired. Its Mexican venture had not commenced substantive operations as of December 31, 2025 and had not commenced such operations as of the date of this Annual Report. The Company remains dependent on additional financing, continued support from creditors and related parties, and substantial revenue growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that financing or sufficient sales will be achieved.

Business Developments

Relationship with Rainmaker Worldwide Inc. (Ontario) and Miranda

Effective April 1, 2023, the Company divested a 60% interest in RWI and retained a 40% interest at that time. Subsequent capital restructuring and financing transactions reduced the Company’s ownership interest.

On January 22, 2024, RWI acquired a 60% ownership interest in Miranda Environmental and Water Treatment Technologies (“Miranda”). During 2025, RAKR pursued the marketing and distribution of water purification and wastewater treatment products in the United States and Mexico under its distribution relationship with RWI, operating as Miranda Water Technologies.

At December 31, 2025, the Company held an 11.67% ownership interest in RWI. The investment was fully impaired at December 31, 2024 and remained at a zero carrying value at December 31, 2025. This accounting treatment did not terminate the Company’s contractual distribution rights.

Subsequent to year-end, the parties entered into a new Master Distributor Agreement dated April 30, 2026, which superseded and replaced the June 1, 2024 agreement. The new agreement grants the Company exclusive direct-sales rights in the United States, subject to limitations permitting other Miranda distributors to operate in the same territory. It also permits the Company to request approval to pursue opportunities outside the United States, excluding Mexico, on a client-by-client basis. See Item 1, “Business,” for further discussion of the agreement.

Formation of Mexican Entity

In June 2025, the Company and RWI formed RAKR México S.A. de C.V. (“RMEX”) with a local partner to pursue water and renewable-technology opportunities in Mexico. Ownership interests in RMEX are held by the local partner (56.0%), RWI (25.5%), and the Company (18.5%). Including its indirect ownership through RWI, the Company’s combined direct and indirect ownership interest in RMEX is approximately 21.5%.

As of December 31, 2025, RMEX had not commenced substantive operations beyond incorporation and administrative setup. The Company has no representation on RMEX’s board and does not control or exercise significant influence over its operations. Accordingly, RMEX is not consolidated, and the Company’s direct investment is accounted for under ASC 321 rather than the equity method. The investment had a carrying value of zero at December 31, 2025, and no investment income or loss was recognized during 2025.

Results of Operations

Revenue and Cost of Goods Sold

Revenue was $34,250 for the year ended December 31, 2025, compared with $143,725 in 2024, a decrease of $109,475. Consulting income of $3,425 earned from RMEX is presented separately as other income.

Cost of goods sold, including the inventory write-off, was $126,637 in 2025, compared with $143,725 in 2024. The Company reported a gross loss of $92,387 in 2025, compared with no gross profit or loss in 2024.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily consist of consulting and professional fees, stock-based compensation for executive consultants, legal and accounting fees, marketing and advertising, and general corporate expenses.

The following table summarizes G&A expenses:

	Years Ended December 31,		Increase (Decrease)
	2025	2024	$	%
General and administrative expense	$456,175	$364,589	$91,586	25.1%

Stock-based compensation expense included in general and administrative expense	$125,020	$45,749	$79,271	173.3%

G&A expenses increased primarily due to higher stock-based compensation. Excluding stock-based compensation, G&A expenses increased by $12,315 year over year, from $318,840 in 2024 to $331,155 in 2025.

Other Expenses

Other income and expense in 2025 consisted of other income of $3,425, interest expense of $772,556, and debt discount amortization of $1,915, resulting in net other expense of $771,046. In 2024, net other expense of $912,849 included interest expense of $860,787, debt discount amortization of $333,878, initial derivative expense of $572,415, a gain from changes in derivative liabilities of $1,096,092, equity method investment losses of $191,471 and impairment expense of $89,151, together with other income and the write-off of prepaid expenses. The RWI investment losses and impairment were recognized in 2024, not 2025.

Net Loss

The Company recorded a net loss of $1,319,609 for the year ended December 31, 2025, compared to a net loss of $1,277,438 for the year ended December 31, 2024.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $10,063 for the year ended December 31, 2025, compared to $49,890 used in operating activities during 2024. The decrease in operating cash usage primarily reflects changes in working capital and timing of expense payments.

Net cash provided by financing activities was $10,000 in 2025, compared to $442,875 in 2024. Financing activity during 2025 primarily related to proceeds received in connection with Series A Preferred Stock that was subsequently issued in early 2026. Net cash used in investing activities was $0 in 2025, compared to $393,000 used in investing activities during 2024, which primarily related to prior-year investment activity.

At December 31, 2025, the Company had cash of $53 and current liabilities of $13,362,045, resulting in a working capital deficit of $13,361,992. The Company’s available cash was insufficient to meet its obligations, and continued operations depend on generating revenue, obtaining additional financing and continued support from creditors and related parties.

Capital Needs and Going Concern

The Company has incurred recurring operating losses and negative cash flows from operations and has limited cash resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as discussed in the notes to the financial statements.

The Company’s ability to continue operations depends on its ability to generate revenue and/or obtain additional financing. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company.

Financing Activity

On August 14, 2025, the Company received $10,000 toward a Series A Preferred Stock subscription. The amount was recorded as Preferred Stock Payable within mezzanine equity at December 31, 2025. On January 12, 2026, the Company issued 35,469 Series A Preferred Shares to MAS Capital Investments Inc. for consideration comprising the previously received $10,000 and conversion of $25,469 of accounts payable.

On December 31, 2025, the Company issued three convertible promissory notes totaling $364,190 to settle outstanding accounts payable: $163,888 to 2752128 Ontario Ltd., $137,302 to Larchwood Management Partners Inc. and $63,000 to Sage Stone (Canada) Inc. The notes bear interest at 10% per annum, mature on December 31, 2026 and are convertible into common stock at $0.027 per share. These transactions provided no cash proceeds. See Note 5.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Management considers an estimate to be critical if it involves significant judgment or uncertainty and could materially impact results if different assumptions were used.

Critical accounting estimates include stock-based compensation, valuation and impairment assessments related to investments, and the evaluation of contingent liabilities. Actual results may differ from these estimates. See Note 2 to the financial statements for further discussion of significant accounting policies.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the notes to the financial statements about specified expense categories included in income statement line items and selling expenses. ASU 2025-01 clarified its effective date. For the Company, the guidance is effective for the year ending December 31, 2027 and interim periods beginning in 2028. The Company is evaluating the additional disclosures and changes to its reporting processes that will be required.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded income tax disclosures, including a tax rate reconciliation presented in both dollars and percentages and additional information about income taxes paid by jurisdiction. The guidance applies to the Company’s annual financial statements for the year ended December 31, 2025 and does not change the recognition or measurement of income taxes.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s current Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, these officers concluded that the Company’s disclosure controls and procedures were not effective. Specifically, management determined that such controls and procedures did not provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, or accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of the Company’s current Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of ICFR as of December 31, 2025 using the COSO Internal Control—Integrated Framework (2013).

Management concluded that ICFR was not effective as of December 31, 2025 because of the following material weaknesses:

1.	Segregation of duties: Limited personnel prevented adequate segregation of transaction recording and review, and compensating review controls were insufficient.
2.	Related party transactions: Controls over the identification, approval and disclosure of related party transactions were not adequately formalized.
3.	Judgment interest: Controls failed to ensure that interest on the outstanding judgment was identified and accrued, resulting in a restatement of previously issued financial statements.

These material weaknesses remained unremediated as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including the Company’s Principal Executive Officer and Principal Financial Officer, recognizes that any system of internal control over financial reporting and disclosure controls and procedures, no matter how well designed, can provide only reasonable assurance regarding the achievement of its objectives. Internal controls are subject to inherent limitations, including human error, judgment errors, and potential circumvention or override of controls. Accordingly, even effective internal controls may not prevent or detect all misstatements.

Item 9B.	Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following individuals serve as the Company’s directors and executive officers as of the date of this Annual Report. Directors serve until their successors are duly elected and qualified or until their earlier resignation or removal. Executive officers are appointed by the Board of Directors and serve at its discretion.

Name	Position Held with the Company	Age	Date of Current Appointment as Director
Michael A. Skinner	Director, President and Principal Executive Officer	50	September 10, 2026
Ryan D. Moore	Director and Secretary	48	September 10, 2026
Kelly White	Director, Treasurer, Principal Financial Officer and Principal Accounting Officer; Vice President, Finance and Administration	59	September 21, 2026

On September 10, 2026, Michael A. Skinner and Ryan D. Moore were appointed to the Board. Mr. O’Connor resigned as director, Chairman, Interim Chief Executive Officer and Principal Executive Officer on the same date. No successor Chairman was appointed.

Ms. White was appointed Treasurer and designated Principal Financial Officer and Principal Accounting Officer on September 21, 2026. Ms. White has provided finance and administration services to the Company since 2015.

Changes in Directors and Executive Officers

During 2025, Michael O’Connor and James Ross served as directors of the Company. Mr. Ross resigned from the Board effective April 22, 2026.

On September 10, 2026, Michael A. Skinner and Ryan D. Moore were appointed to the Board. Mr. Skinner was appointed President and Treasurer and designated Principal Executive Officer, and Mr. Moore was appointed Secretary. Mr. O’Connor resigned as director, Chairman, Interim Chief Executive Officer and Principal Executive Officer on the same date. No successor Chairman was appointed.

On September 21, 2026, the Board appointed Kelly White as the third director and Treasurer and designated her Principal Financial Officer and Principal Accounting Officer. Mr. Skinner ceased serving as Treasurer and continued as President and Principal Executive Officer. Mr. Moore continued as Secretary.

Series A Preferred Stock Governance Rights

The Company’s Series A Preferred Stock carries approval and director-appointment rights in the circumstances specified in its Certificate of Designation. In connection with the September 2026 leadership transition, preferred stockholders participated in identifying and recommending Mr. Skinner and Mr. Moore as director candidates. Their formal appointments were made by Mr. O’Connor in his capacity as the Company’s sole director.

Business Experience and Director Qualifications

Michael A. Skinner — Director, President and Principal Executive Officer

Mr. Skinner serves as President and Chief Executive Officer of RWI and its Turkish operating company. RWI is a minority investee and commercial counterparty of the Company.

Mr. Skinner served as Managing Partner of Viva Industries Inc. from January 2023 to September 2024 and as Chief Executive Officer of Innovation Cluster–Peterborough and the Kawarthas from 2016 to February 2023. He chaired Fleming College’s Centre for Advancement of Water and Wastewater Technologies from 2017 to September 2022 and served on the Southern Ontario Fund for Investment in Innovation’s Investor Review Committee from July 2021 to 2025.

His experience in water technology, investment, business development and commercialization contributes to the Board’s oversight of the Company’s operations and strategy.

Ryan D. Moore — Director and Secretary

Mr. Moore is an investor, business consultant and corporate executive. He operates a consulting business and has experience in corporate sales, channel development, government relations, commercial negotiations and strategic partnerships.

He serves as the sole director and Chief Executive Officer of Viva Industries Inc., an investment business, and as the sole director and an officer of 1001336241 Ontario Incorporated. He also serves as a director and officer of RWI. Since 2023, he has worked in stakeholder relations and business development for Miranda Water Technologies, where his responsibilities include developing sales channels, industry partnerships and business opportunities.

His consulting, commercial and investment experience contributes to the Board’s oversight of business development and financing activities.

Kelly White — Director, Treasurer, Principal Financial Officer and Principal Accounting Officer

Ms. White has provided finance, accounting, financial reporting and corporate-administration services to the Company since 2015, including serving as Vice President, Finance. She has more than 25 years of experience in finance, administration and human resources, including startup businesses and advisory services in the telecommunications, utilities and water sectors. She is President of 2752128 Ontario Ltd., through which she provides services to the Company.

Ms. White holds a Bachelor of Science degree in Mathematics and Economics from Trent University. Her financial reporting experience and knowledge of the Company’s accounting, operations and corporate administration contribute to the Board’s oversight responsibilities.

Family Relationships

There are no family relationships among the Company’s directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of its current directors or executive officers has been involved during the preceding ten years in an event required to be disclosed under Item 401(f) of Regulation S-K.

Audit Committee and Financial Expertise

The Company does not currently maintain a separately designated audit committee. The full Board performs the audit committee’s functions, including oversight of financial reporting, internal control over financial reporting and the engagement of the Company’s independent registered public accounting firm.

The Board has determined that Kelly White, a director, Treasurer, Principal Financial Officer and Principal Accounting Officer, qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. This determination is based on her education and experience in accounting, financial reporting and financial administration, including her experience preparing the Company’s financial statements and SEC reports. Ms. White is not independent under the Nasdaq independence standards used by the Company because she serves as an executive officer.

Related-Party Transaction Review

The Board reviews related-party transactions and arrangements, with interested directors disclosing their interests and abstaining from approval. In September 2026, Ms. White abstained from approval of the services agreement with 2752128 Ontario Ltd., which Mr. Skinner and Mr. Moore approved. Mr. Skinner and Mr. Moore abstained from approval of the management services agreement with RWI, which Ms. White approved.

Related-party transactions and the directors’ interests in those transactions are described in Item 13.

Code of Ethics

The Company has not adopted a code of ethics applicable to its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. Adoption of a code of ethics remains a matter for consideration by the newly constituted Board following the September 2026 leadership transition.

Insider Trading Policies and Procedures

On September 1, 2025, the Board adopted the Company’s Insider Trading Compliance Policy, which governs transactions in Company securities by directors, officers, employees and other covered persons, including applicable contractors, family members and controlled entities. The policy is designed to promote compliance with applicable insider trading laws and regulations. It prohibits trading while in possession of material non-public information and unauthorized disclosure of such information, and establishes pre-clearance requirements and trading blackout periods. The policy is filed as Exhibit 19 to this Annual Report.

Delinquent Section 16(a) Reports

The following Section 16(a) reports were filed after the applicable deadlines:

With respect to reporting obligations arising in 2025 or earlier, Michael O’Connor filed two late reports covering one transaction; Kelly White filed three late reports covering two transactions; 2752128 Ontario Ltd. filed three late reports covering two transactions; and James Ross filed one late initial report on Form 3. These counts exclude amendments that solely corrected previously reported information.

Item 11.	Executive Compensation

Compensation Governance

Due to the Company’s size and limited resources, the Board of Directors performs the functions typically assigned to a compensation committee. Compensation matters are reviewed and approved by the Board of Directors.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, Michael O’Connor, the Company’s Chief Executive Officer and Executive Chairman (who also served as Interim Chief Financial Officer during the periods presented), and Kelly White, Vice President of Finance, for services rendered during the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	(3)	Option Awards (A)	All Other Compensation	Total

Michael O’Connor(1)	2025	$103,500	-	$39,900		$-	$-	$143,400
CEO and Executive Chairman	2024	$96,000	-	-		$23,979	-	$119,979

Kelly White (2)	2025	$102,500	-	$39,900		$-	$-	$142,400
VP Finance	2024	$96,000	-	-		$-	-	$96,000

(A)	Reflects the aggregate grant-date fair value of equity awards computed in accordance with ASC 718. Any incremental fair value of modified awards is disclosed where required.
[1]	Michael O’Connor was appointed as the Company’s Chief Executive Officer and Executive Chairman in July 2017, following the Company’s reverse takeover transaction.
[2]	Kelly White has served as Vice President of Finance since 2015.
[3]

The 2025 amounts reported under “Stock Awards” represent the grant-date fair value of common shares issued on April 24, 2025 as compensation for services, computed in accordance with ASC 718. See Note 10 to the financial statements.

Compensation reported in the Summary Compensation Table was provided pursuant to consulting or advisory agreements approved by the Board of Directors.

The Summary Compensation Table excludes compensation paid or payable to James Ross, who served as a non-executive director during the periods presented. Mr. Ross provided consulting services under an agreement separate from his service as a director. Compensation under that agreement is disclosed under Director Compensation and Related Party Transactions, as applicable.

Other Agreements

Certain executive officers and other members of senior management provide services to the Company pursuant to consulting arrangements approved by the Board of Directors. These arrangements are described in the Company’s financial statement disclosures and elsewhere in this Annual Report.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End For Each Named Officer
Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael O’Connor	264,000	-	-	.0347	2029
Kelly White	164,000	-	-	.0347	2026
Kelly White	100,000	-	-	.0347	2027

Equity Awards Granted to Named Executive Officers

On January 8, 2024, the Company granted its Chief Executive Officer 264,000 stock options. These options were fully vested upon grant, have an exercise price of $0.0347 per share and expire on January 8, 2029. The grant was approved by the Board of Directors.

The Company has also granted stock options to Kelly White, Vice President of Finance, pursuant to consulting arrangements approved by the Board of Directors. These options vest over time and have expiration dates in 2026 and 2027, respectively. The exercise price of these options was modified by the Board of Directors in January 2024 to $0.0347 per share, consistent with the fair market value of the Company’s common stock at the time of modification.

No stock options were granted to named executive officers during 2025. The Company issued common shares to consultants on April 24, 2025, including awards reported in the Summary Compensation Table.

Details regarding the accounting treatment, valuation assumptions, and expense recognition related to these equity awards are disclosed in the notes to the Company’s audited financial statements.

Equity Awards

Common stock awards issued in 2025 and outstanding stock options are described in this Item and in Notes 10 and 15.

Director Compensation

The Company did not pay any standard director compensation, including cash retainers, equity awards, or other benefits, to its non-executive directors during the fiscal year ended December 31, 2025.

James Ross, a non-executive director of the Company, provides consulting services to the Company pursuant to a consulting agreement that is separate and independent from his service as a director. Under the agreement, Mr. Ross receives compensation of $3,000 per month for strategic advisory services. The consulting arrangement was approved by the Board of Directors and is disclosed under “Related Party Transactions.”

The Board of Directors periodically reviews its director compensation practices and expects to continue to evaluate such practices as the Company’s operations and governance needs evolve.

Other than the consulting arrangement described above, the Company did not provide any cash or equity compensation to its non-executive directors during the year ended December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of November 5, 2026, the Company had 95,004,273 shares of common stock outstanding.

The following table presents the beneficial ownership of the Company’s common stock as of that date by each person known to beneficially own more than 5% of the common stock, each current director, each named executive officer for the fiscal year ended December 31, 2025, and all current directors and executive officers as a group.

Beneficial ownership includes common shares over which a person has sole or shared voting or investment power, including shares held through controlled companies. It also includes common shares that the person has the right to acquire within 60 days of October 12, 2026 through the exercise of options or warrants or the conversion of preferred shares or convertible notes.

Each individual’s ownership percentage is calculated by dividing that person’s total beneficially owned common shares by the sum of 95,004,273 and the additional common shares that person has the right to acquire within 60 days. Those additional shares are included in that person’s calculation but are not added to the calculation for another person who does not beneficially own them.

The group ownership percentage includes the holdings of the Company’s three current directors and executive officers. Shares beneficially owned by more than one group member are counted only once. Former directors and officers are excluded from the group total.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Class
Michael A. Skinner¹	6,128,162	6.15%
Ryan D. Moore²	20,996,673	19.73%
Kelly White³	17,158,322	16.88%
Michael O’Connor⁴	8,103,429	8.04%
Viva Industries Inc.⁵	10,851,846	11.07%
1001336241 Ontario Incorporated⁶	9,726,124	9.41%
2752128 Ontario Ltd.⁷	6,643,882	6.54%
Larchwood Management Partners Inc.⁸	5,482,327	5.46%
All current directors and executive officers as a group (3 persons)⁹	44,283,157	37.62%

Unless otherwise indicated, the address of each beneficial owner is c/o Rainmaker Worldwide Inc., 2510 East Sunset Road, Suite 5 #925, Las Vegas, Nevada 89120. Each individual has sole voting and investment power over the securities attributed to that individual, including securities held through controlled entities.

¹ Michael A. Skinner. Includes 1,496,895 outstanding common shares held through MAS Capital Inc. and Kawartha Entertainment Group Inc., and 4,631,267 common shares issuable upon conversion of 69,469 Series A Preferred shares held by those entities. Mr. Skinner controls both entities. His reported beneficial ownership excludes securities held by Viva Industries Inc., over which Mr. Moore exercises voting and investment control.

² Ryan D. Moore. Includes 418,703 common shares held personally, 1,326,124 common shares held by 1001336241 Ontario Incorporated, and 7,815,979 common shares held by Viva Industries Inc. Also includes 8,400,000 common shares issuable upon conversion of 126,000 Series A Preferred shares held by 1001336241 Ontario Incorporated and 3,035,867 common shares issuable upon conversion of 45,538 Series A Preferred shares held by Viva Industries Inc. Mr. Moore controls voting and investment decisions for both entities.

³ Kelly White. Includes 10,514,440 outstanding common shares held personally, 6,543,882 common shares issuable upon conversion of the convertible note held by 2752128 Ontario Ltd., and 100,000 common shares issuable upon exercise of that entity’s outstanding option at $0.0347 per share. The note-conversion calculation includes principal of $163,888.08 and accrued interest of $12,796.74 through October 12, 2026, convertible at $0.027 per share. Ms. White controls 2752128 Ontario Ltd.

⁴ Michael O’Connor. Includes 2,357,102 outstanding common shares held personally, 5,482,327 common shares issuable upon conversion of the convertible note held by Larchwood Management Partners Inc., and 264,000 common shares issuable upon exercise of his outstanding option at $0.0347 per share. The note-conversion calculation includes principal of $137,301.99 and accrued interest of $10,720.84 through October 12, 2026, convertible at $0.027 per share. Mr. O’Connor controls Larchwood Management Partners Inc. He resigned from all positions with the Company on September 10, 2026 and is excluded from the current directors and executive officers group.

⁵ Viva Industries Inc. Includes 7,815,979 outstanding common shares and 3,035,867 common shares issuable upon conversion of 45,538 Series A Preferred shares. These securities are also included in Mr. Moore’s beneficial ownership and are not additional holdings.

⁶ 1001336241 Ontario Incorporated. Includes 1,326,124 outstanding common shares and 8,400,000 common shares issuable upon conversion of 126,000 Series A Preferred shares. These securities are also included in Mr. Moore’s beneficial ownership and are not additional holdings.

⁷ 2752128 Ontario Ltd. Includes 6,543,882 common shares issuable upon conversion of its convertible note and 100,000 common shares issuable upon exercise of its outstanding option. These securities are also included in Ms. White’s beneficial ownership and are not additional holdings.

⁸ Larchwood Management Partners Inc. Includes 5,482,327 common shares issuable upon conversion of its convertible note. These securities are also included in Mr. O’Connor’s beneficial ownership and are not additional holdings.

⁹ Group ownership and percentage calculations. The group consists of Michael A. Skinner, Ryan D. Moore and Kelly White. Securities held through their controlled entities are counted only once. Each ownership percentage uses the 95,004,273 outstanding common shares plus only the additional shares acquirable by that beneficial owner. The group percentage uses 117,715,289 shares, consisting of outstanding common shares plus 22,711,016 shares acquirable by group members.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related-Person Transactions

The Company’s related-person transactions include consulting and compensation arrangements with Michael O’Connor through Larchwood Management Partners Inc., Kelly White through 2752128 Ontario Ltd., and James Ross through Sage Stone (Canada) Inc. Compensation arrangements are described in Item 11, and related balances and transactions are described in Notes 5, 6 and 11 to the financial statements.

On December 31, 2025, the Company converted outstanding accounts payable into convertible promissory notes as follows:

Related Person	Note Holder	Principal Amount
Michael O’Connor	Larchwood Management Partners Inc.	$137,302
Kelly White	2752128 Ontario Ltd.	$163,888
James Ross	Sage Stone (Canada) Inc.	$63,000
Total		$364,190

The notes bear simple interest at 10% per annum, mature on December 31, 2026 and permit conversion of principal and accrued interest into common stock at $0.027 per share. The notes replaced existing accounts payable and provided no cash proceeds. See Note 5 to the financial statements.

During the year ended December 31, 2025, the Company did not consider Mr. Ross an independent director because of his consulting relationship with the Company. The Company had no independent directors during that year.

September 2026 Services Arrangements

Effective September 22, 2026, the Company entered into an Interim Vice President, Finance & Administration Services Agreement with 2752128 Ontario Ltd., a company controlled by Kelly White, a director, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company. The agreement provides for monthly fees of $2,500 and expires December 31, 2026 unless earlier terminated or extended.

Also effective September 22, 2026, the Company entered into an Interim Strategic Management Services Agreement with RWI, its minority investee and equipment supplier. Michael A. Skinner and Ryan D. Moore, directors and officers of the Company, also have management and ownership interests in RWI. RWI provides services principally through Mr. Skinner, Mr. Moore and Catia Skinner for an aggregate fee of $1,500 per month. The agreement expires December 31, 2026 unless earlier terminated or extended. These services are separate from Mr. Skinner’s and Mr. Moore’s director and officer duties and exclude dealings between the Company and RWI. See Note 19.

Equipment Purchases and Distribution Arrangement with RWI

The Company purchases equipment from Rainmaker Worldwide Inc. (Ontario) (“RWI”), operating as Miranda Water Technologies. On September 30, 2025, the Company purchased air-to-water and reverse-osmosis equipment from RWI for an aggregate purchase price of $126,410.64. At December 31, 2025, $82,000.64 remained outstanding.

The Company also has a Master Distributor Agreement with RWI dated June 1, 2024, providing distribution rights in the United States and Mexico, including exclusive direct-sales rights subject to the agreement’s limitations. Michael A. Skinner and Ryan D. Moore, current directors and officers of the Company, also have management and ownership interests in RWI. See Item 1, “Business-Corporate History and Structure,” and the Master Distributor Agreement included as Exhibit 10.7.

Director Independence

The Company’s current directors are Michael A. Skinner, Ryan D. Moore and Kelly White. For purposes of its independence disclosure, the Company evaluates independence using Nasdaq Listing Rule 5605(a)(2).

The Company does not consider any current director independent. Mr. Skinner serves as President and Principal Executive Officer, Mr. Moore serves as Secretary, and Ms. White serves as Treasurer, Principal Financial Officer and Principal Accounting Officer. The Company also considers Ms. White’s consulting arrangement through 2752128 Ontario Ltd. and Mr. Skinner’s and Mr. Moore’s management and ownership relationships with RWI, an equipment supplier and commercial counterparty of the Company.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and for fiscal year ended December 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,
	2025	2024
	$	$
Audit Fees	46,000	40,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	46,000	40,750

Fees for the year ended December 31, 2025 and 2024 relate to M&K CPAS, PLLC, the Company’s auditor.

The Company does not maintain a separate audit committee; the full Board performs that function. The Board serving at the time approved the annual audit and quarterly review engagements before the services were provided.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, dated February 27, 1998. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10/A filed September 24, 2021.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed July 19, 2021.
3.3	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 2, 2023.
3.4	Amendment to the Certificate of Designation of Series A Preferred Stock, dated May 9, 2025. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 15, 2025.
3.5	Certificate of Amendment to the Articles of Incorporation, effective June 29, 2022, increasing the Company’s authorized capital. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2022.
3.6	Certificate of Amendment to the Amended Articles of Incorporation relating to the one-for-twenty-five reverse stock split. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed September 27, 2024.
4.1	Description of the Company’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934. Filed herewith.
10.1	Convertible Promissory Note issued to 2752128 Ontario Ltd., dated December 31, 2025. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2026.
10.2	Convertible Promissory Note issued to Larchwood Management Partners Inc., dated December 31, 2025. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2026.
10.3	Convertible Promissory Note issued to Sage Stone (Canada) Inc., dated December 31, 2025. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2026.
10.4†	Amendment No. 4 to the Consulting Agreement with Larchwood Management Partners Inc., dated December 1, 2025. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2026.
10.6†	Amendment No. 4 to the Consulting Agreement with 2752128 Ontario Ltd., dated December 1, 2025. Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2026.
10.7	Master Distributor Agreement with RWI, dated June 1, 2024. Filed herewith.
10.8	Master Distributor Agreement with RWI, dated April 30, 2026, superseding and replacing the June 1, 2024 agreement. Filed herewith.
10.9	Settlement Agreement with Sphere 3D Corp., dated January 13, 2026. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2026.
10.10†	Interim Vice President, Finance & Administration Services Agreement with 2752128 Ontario Ltd., effective September 22, 2026. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 23, 2026.
10.11†	Interim Strategic Management Services Agreement with RWI, effective September 22, 2026. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 23, 2026.
10.12†	2026 Equity Incentive Plan, dated January 9, 2026. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 15, 2026.
10.13†	Consulting Agreement with Larchwood Management Partners Inc., effective July 3, 2017, together with amendments dated February 28, 2020 and January 1, 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed March 31, 2022.
10.14†	Consulting Agreement with 2752128 Ontario Ltd., effective March 1, 2020, together with the amendment effective April 1, 2021. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed March 31, 2022.
10.15†	Business Consulting Agreement with Sage Stone (Canada) Inc., effective January 1, 2026. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2026.
10.16	Senior Secured Convertible Promissory Note dated September 14, 2020, issued by the Company to Sphere 3D Corp. Incorporated by reference to Exhibit 4.1 to Sphere 3D Corp.’s Form 8-K filed September 18, 2020.
10.17†	Amendment No. 2 to Consulting Agreement with 2752128 Ontario Ltd., effective July 1, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed August 15, 2022.
10.18†	Amendment No. 3 to Consulting Agreement with Larchwood Management Partners Inc., dated June 1, 2023. Filed herewith.
10.19†	Amendment No. 3 to Consulting Agreement with 2752128 Ontario Ltd., dated June 1, 2023. Filed herewith.
10.20	Amendment No. 1 to Senior Secured Convertible Promissory Note, dated September 14, 2023, between the Company and Sphere 3D Corp. Incorporated by reference to Exhibit 4.3 to Sphere 3D Corp.’s Form 10-Q filed November 13, 2023.
10.21	Amendment No. 2 to Senior Secured Convertible Promissory Note, dated March 14, 2024, between the Company and Sphere 3D Corp. Filed herewith.
10.22	Amendment No. 3 to Senior Secured Convertible Promissory Note, dated July 14, 2024, between the Company and Sphere 3D Corp. Filed herewith.
10.23	Amendment No. 4 to Senior Secured Convertible Promissory Note, dated January 14, 2025, between the Company and Sphere 3D Corp. Filed herewith.
19	Insider Trading Policy, dated September 1, 2025. Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File, embedded within the Inline XBRL document and included in Exhibit 101. Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

(b) Financial Statement Schedules

Our financial statements being filed as part of this Form 10-K are filed in Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 16. Form 10-K Summary

None.

RAINMAKER WORLDWIDE INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rainmaker Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rainmaker Worldwide, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The Woodlands, TX

November 5, 2026

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Balance Sheets

	December 31	December 31
	2025	2024

Assets
Current Assets
Cash	$53	$116
Other receivables	-	50,000
Total Current Assets	53	50,116

Total Assets	$53	$50,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$132,476	$136,866
Related party payables	789,219	843,449
Accrued liabilities	695,912	468,873
Customer deposits	179,505	112,500
Contingent liability	6,502,542	6,281,346
Convertible notes payable, net of discount of $0 and $0	4,594,201	4,374,111
Convertible notes payable-related parties, net of discount of $0 and $1,915	382,190	324,918
Notes payable - related parties	86,000	68,000

Total Current Liabilities	13,362,045	12,610,063

Long Term Payables
Long term notes payable - related parties	-	640,000
Total Long Term Payables	-	640,000

Total Liabilities	$13,362,045	$13,250,063

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 Authorized shares: Series A; 205,538 and 150,000 issued and outstanding at December 31, 2025 and 2024 respectively.	$205,538	$150,000
Preferred Stock Payable	10,000	430,000

Total Mezzanine Equity	$215,538	$580,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares at December 31, 2025 and 2024; 83,799,728 and 19,987,241 shares issued and outstanding at December 31, 2025 and 2024, respectively	$83,799	$19,987
Additional paid-in capital	64,636,375	63,178,161
Accumulated deficit	(78,297,704)	(76,978,095)
Total Stockholders’ Equity (Deficit)	$(13,577,530)	$(13,779,947)
Total Liabilities and Stockholders’ Equity (Deficit)	$53	$50,116

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2025	2024

Revenue	$34,250	$143,725
Cost of Goods Sold	126,637	143,725

Gross Margin	(92,387)	-

Expenses
General and administrative expense	456,176	$364,589
Total Expenses	456,176	364,589

Loss from Operations	(548,563)	(364,589)

Other income (expense)
Other income	3,425	63,761
Income (loss) from write-off of prepaid expenses	-	(25,000)
Interest expense	(772,556)	(860,787)
Amortization of debt discount	(1,915)	(333,878)
Initial derivative expense	-	(572,415)
Change in derivative liabilities expense	-	1,096,092
Loss on equity method investment	-	(191,471)
Impairment expense	-	(89,151)
Total other income (expense)	(771,046)	(912,849)

Loss from continuing operations	(1,319,609)	(1,277,438)

Net income (loss)	$(1,319,609)	$(1,277,438)

Net loss per share:
Basic and diluted	$(0.0205)	$(0.0639)
Weighted average number of common shares outstanding:
Basic and diluted	64,230,749	19,987,241

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Stockholders’ Equity (deficit)

	Mezzanine Equity									Accumulated
	Series A Preferred Stock			Stock			Additional			other
			Additional paid-in	Payable -	Common Stock		paid-in	Stock		comprehensive
	Shares	Amount	capital ($)	Preferred	Shares	Amount ($)	capital ($)	Receivable	Deficit ($)	income ($)	Total
Balance, December 31, 2023	150,000	$150	$149,850	$-	19,987,241	$19,987	$63,121,114	$(24,000)	$(75,700,657)	-	$(12,583,556)
Stock-based compensation					-	-	45,749	-	-	-	45,749
Settlement of derivative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				430,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(1,277,438)	-	(1,277,438)
Balance, December 31, 2024	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	-	$(76,978,095)	-	$(13,779,947)

Balance, December 31, 2024	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	$-	$(76,978,095)	$-	$(13,779,947)
Conversion of related-party notes and accrued interest					26,935,424	26,935	908,398	-	-	-	$935,333
Conversion of convertible note and accrued interest					2,512,930	2,513	84,698				87,211
Stock-based compensation					9,400,000	9,400	115,620				125,020
Stock payable - Preferred				10,000							-
Conversion of preferred shares to common shares	(374,462)	(374)	(374,088)		24,964,133	24,964	349,498				374,462
Preferred Stock issued	430,000	430	429,570	(430,000)							-
Net gain (loss) for the period					-	-	-	-	(1,319,609)	-	(1,319,609)
Balance, December 31, 2025	205,538	$206	$205,332	$10,000	83,799,728	$83,799	$64,636,375	-	$(78,297,704)	-	$(13,577,530)

The accompanying notes are an integral part of these financial statements.

RAINMAKER WORLDWIDE INC.

(Formerly Gold and Silver Mining of Nevada Inc.)

Statements of Cash Flows

	Year Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,319,609)	$(1,277,438)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment expense	-	89,151
Stock-based compensation	125,020	45,749
Initial derivative	-	572,415
(Income)/Loss from equity method investment	-	191,471
Discount amortization	1,915	333,878
Change in fair value of derivative liabilities	-	(1,096,092)
Change in operating assets and liabilities:
Accounts receivable	-	(44,406)
Other receivable	50,000	-
Prepaid expenses, prepaid expenses related parties	-	25,000
Accounts payable, related party payables and accrued liabilities	844,410	889,186
Non-cash accrued interest on judgment (see Note 12)	221,196	221,196
Customer deposits	67,005	-

CASH USED FOR OPERATING ACTIVITIES	(10,063)	(49,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory note issuance-related party	-	(400,000)
Cash repaid from related party note issuance	-	7,000
CASH USED FOR INVESTING ACTIVITIES	-	(393,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	10,000	430,000
Stock issued for cash	-	24,000
Payments on debt	-	(11,125)

CASH PROVIDED BY FINANCING ACTIVITIES	10,000	442,875
Effect on Foreign Currency Exchange	-	-

NET INCREASE (DECREASE) IN CASH	(63)	(15)

CASH AT BEGINNING OF YEAR	116	131

CASH AT PERIOD END	$53	$116

NON-CASH TRANSACTIONS

Shares issued for conversion of related party notes payable	1,022,544	-
Series A Preferred Stock converted into common stock	374,462	-
Related-party accounts payable converted into convertible notes	364,190	640,000
Debt swap with RWI	-	112,378
Amendment to convertible note	220,090	341,861
Settlement of derivative by repayment of convertible note	-	11,298
Divestiture of RWI	-	-
Initial Derivative/Debt Discount	-	326,833

The accompanying notes are an integral part of these financial statements.

Note 1: Nature of Operations and Going Concern

Nature of Operations

Rainmaker Worldwide Inc. (“RAKR” or the “Company”) is a Nevada corporation engaged in the development and commercialization of energy-efficient freshwater production and purification technologies. The Company’s product offerings include Air-to-Water (“AW”) systems, which extract water from atmospheric humidity, and water treatment solutions designed to convert contaminated or seawater into potable or reusable water for industrial, commercial, and community-based applications.

The Company conducts its activities through strategic partnerships and consulting arrangements with its executive personnel and senior advisors. The Company expects future sales to be driven primarily through independent distributors and project developers.

For the years ended December 31, 2025 and 2024, the Company generated revenues of $34,250 and $143,725, respectively, and incurred net losses of $1,319,609 and $1,277,438, respectively. Operating losses have primarily been attributable to consulting costs, including stock-based compensation, and interest expense.

Organizational Structure

The Company previously conducted a portion of its operations through Rainmaker Worldwide Inc. (Ontario) (“RWI”), an Ontario-based entity formed to commercialize the Company’s water technologies. As a result of prior transactions and capital restructurings at RWI, the Company’s ownership interest was reduced and its investment in RWI was fully impaired as of December 31, 2024. As of December 31, 2025, the Company’s ownership interest in RWI was approximately 11.67%.

Despite the impairment, the Company retains certain distribution rights related to products developed by RWI and its subsidiaries.

Going Concern

The Company has incurred recurring losses from operations and has an accumulated deficit of $78,297,704 as of December 31, 2025. The Company has also experienced negative cash flows from operating activities and has limited revenues to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s ability to continue operations is dependent upon its ability to obtain additional financing through equity or debt offerings and to generate sufficient revenues to meet its obligations as they become due. Management intends to pursue additional financing and operational initiatives to support the Company’s business activities. There can be no assurance that such plans will be successfully implemented.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of these uncertainties.

Share Consolidation (Reverse Stock Split)

On September 26, 2024, the Company effected a one-for-twenty-five share consolidation of its issued and outstanding common stock. All share and per-share amounts presented in these financial statements have been retroactively adjusted to reflect the share consolidation.

Note 2: Significant Accounting Policies

Basis of Preparation

The accompanying financial statements are those of Rainmaker Worldwide Inc. (the ‘Company’). The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

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

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average rates.

Intangible Assets

The Company did not have any intangible assets as of December 31, 2025 or 2024.

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

Depreciation is provided at rates estimated to write off the cost of the relevant assets less their estimated residual values by equal annual amounts over their expected useful lives. Residual values and expected useful lives are reviewed and adjusted, if appropriate, at the end of each reporting period. Depreciation periods for the Company’s property and equipment are as follows:

Leasehold Improvements - lesser of 10 years or lease duration	Manufacturing Equipment - 5 years
Office Furniture & Equipment - 5 years	Demonstration Equipment - 10 years
Computer Software - 5 years

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For derivative financial instruments that are classified as liabilities, including those arising from complex or non-standard equity-linked features, the Company used a Monte Carlo simulation model to estimate fair value at inception and at subsequent measurement dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, and the adoption did not have a material impact on the Company’s revenue recognition policies.

The Company generates revenue through the direct sales of water production and purification systems. A contract with a customer is established once an agreement is signed and an initial down payment is received. Revenue is recognized when control of the system transfers to the customer, which generally occurs upon the transfer of title. Customer deposits received prior to the transfer of control are recorded as unearned revenue.

Equipment sales generally consist of a single performance obligation, which is the delivery of the product. The Company also generates revenue from operating, maintenance, and professional services, which are recognized in the period in which the services are performed.

The Company recognizes revenue from government grants and contracts in the period during which related costs are incurred, to the extent that the related performance obligations have been satisfied and collection is probable.

Revenues recognized for the years ended December 31, 2025 and 2024 were $34,250 and $143,725, respectively.

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

Share-based Payment Expense

The Company accounts for share-based awards to employees and non-employees within the scope of ASC 718, Compensation-Stock Compensation. Equity-classified awards are measured at grant-date fair value and recognized over the requisite service period. Common stock awards are valued using the quoted market price on the measurement date, and stock options are valued using an appropriate option-pricing model. Classification, vesting conditions, forfeitures and modifications are evaluated under ASC 718.

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

Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the year. Potentially dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

Equity-Settled Share-Based Compensation

The Company accounts for equity-settled share-based compensation arrangements in accordance with ASC 718, Compensation—Stock Compensation. Share-based compensation cost is measured at the grant-date fair value of the equity instruments issued and is recognized as expense over the requisite service period, which is generally the vesting period.

Compensation cost is recognized only for those awards that are expected to vest and is adjusted based on the Company’s estimate of the number of awards that will ultimately vest. For awards that do not vest, compensation cost is reversed, except for awards with market-based vesting conditions, which are recognized regardless of whether the market condition is ultimately satisfied.

When the terms of an equity-settled award are modified, the Company recognizes, at a minimum, the compensation cost that would have been recognized had the terms not been modified. Any incremental fair value resulting from a modification that is beneficial to the recipient is recognized as additional compensation cost over the remaining service period.

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

Customer Concentration

For the year ended December 31, 2025, one customer accounted for all equipment sales revenue of $34,250. The Company also earned $3,425 from consulting services, which is presented separately as other income.

Cash and Cash Equivalents

The Company maintains its cash balances at commercial banks located in Canada. Cash balances held at these institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to applicable limits. From time to time, cash balances may exceed insured limits and are therefore subject to credit risk.

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

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, for the year ended December 31, 2024. The Company operates as a single reportable segment focused on water production, purification and wastewater treatment technologies. Segment information, including the measures reviewed by the Chief Operating Decision Maker, is disclosed in Note 17.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines whether an arrangement is or contains a lease at contract inception and classifies leases as operating or finance leases at lease commencement. Right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. The Company uses the rate implicit in the lease when readily determinable; otherwise, it uses its incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization of the right-of-use asset and interest on the lease liability are recognized separately.

The Company had no lease arrangements, right-of-use assets or lease liabilities as of December 31, 2025 and 2024, and recognized no lease expense during the years then ended.

Note 3: Investment in Mexican Entity

On June 23, 2025, the Company, together with Rainmaker Worldwide Inc. (Ontario) (“RWI”) and a local partner, incorporated RAKR México S.A. de C.V. (“RMEX”) to pursue water and related commercial opportunities in Mexico.

The Company owns 18.5% of RMEX, RWI owns 25.5%, and the local partner owns 56.0%. At December 31, 2025, the Company’s 11.67% ownership of RWI provided an additional indirect economic interest of approximately 2.98% in RMEX. This indirect interest does not provide additional voting or decision-making rights.

The local partner, who operates LM4 Pozos y Construcción S.A. de C.V., serves as RMEX’s Chief Executive Officer and manages its day-to-day activities. The Company has no representation on RMEX’s board and does not participate in its operating or financial policy decisions. Accordingly, the Company concluded that it neither controls nor has significant influence over RMEX. RMEX is not consolidated, and the Company’s direct investment is accounted for under ASC 321, Investments-Equity Securities.

At December 31, 2025, RMEX’s activities were limited to incorporation and administrative setup. The Company contributed no cash or other financial resources to RMEX during 2025. The subsequent payment for its shares and shareholder loan are described in Note 19. The carrying value of the Company’s investment in RMEX was $0 at December 31, 2025.

Note 4: Equity Investment

Rainmaker Worldwide Inc. (Ontario) (“RWI”)

On April 1, 2023, Rainmaker Worldwide Inc. (Nevada) (“RAKR” or the “Company”) divested a 60% ownership interest in Rainmaker Worldwide Inc. (Ontario) (“RWI”). On January 16, 2024, the Company entered into an agreement with RWI in connection with RWI’s acquisition of Miranda Environmental and Water Treatment Technologies, Energy, Natural Resources, Engineering, Consulting, Construction and Commerce Inc. (“Miranda”), located in Ankara, Turkey. In connection with this transaction, the Company invested $400,000 in RWI, which was accounted for as an equity method investment.

On December 31, 2024, pursuant to a Debt Swap and Conversion Agreement, RWI assumed $112,378 of amounts owed by the Company to RWI and certain affiliated parties. The remaining balance of the Company’s investment was converted into shares of RWI. As a result of this transaction and RWI’s concurrent capital restructuring, the Company’s ownership interest in RWI decreased to approximately 14.4% as of December 31, 2024, and was further diluted to 11.67% as of December 31, 2025.

As a result of the Company’s reduced ownership interest and RWI’s capital restructuring, management concluded during the year ended December 31, 2024 that the Company no longer had significant influence over RWI and that the carrying value of its investment was not recoverable.

Impairment of Investment in RWI

As of December 31, 2024, RWI experienced continuing operating losses, negative cash flows, and a net liability position. Based on these conditions, the Company concluded that the carrying value of its investment in RWI was impaired and not recoverable. Accordingly, the Company recorded an impairment charge to reduce the carrying value of the investment to zero during the year ended December 31, 2024.

No equity method income or losses were recognized subsequent to the impairment of the investment, and the carrying value of the investment in RWI was zero as of December 31, 2025 and December 31, 2024.

		Carrying Value as of
	Location	December 31, 2025	December 31, 2024
Rainmaker Worldwide Inc.	Ontario, Canada
Percentage ownership		11.67%	14.4%
Initial investment cost		$-	$400,000
Less: Distributions		-	7,000
Less: debt applied		-	112,378
Less: Equity method investment losses		-	191,471
Less: Impairment expense		-	89,151
Carrying value of investment		$-	$-

The initial investment cost represents amounts contributed in connection with the Company’s equity investment in RWI prior to the impairment of the investment.

Note 5: Convertible Notes Payable

The Company’s convertible notes payable are summarized below.

Legacy Convertible Note (2017)

An $8,200 convertible note that came into the Company through the July 3, 2017 merger. The note bears interest at 5% per annum. Accrued interest to December 31, 2025, was $3,482.

Senior Secured Convertible Note – Sphere 3D

On September 14, 2020, the Company issued a Senior Secured Convertible Promissory Note in the amount of $3,105,897 bearing interest of 10% per annum with a maturity date of 3 years from the anniversary date of the funding advance and is convertible into shares of Common Stock equal to 85% multiplied by the average of the 5 closing prices of the Common Stock immediately preceding the Trading Day that the Company receives a Notice of Conversion with a floor price of $0.15. On October 1, 2020, the amount of $1,850,000 was advanced to the Company. The balance of the principal of this note is made up of the principal and interest on the existing promissory notes totaling $1,100,000 (1), and the principal and interest on the existing note issued August 4, 2020, in the amount of $150,000 (2). Each of the existing notes, (1) and (2), are deemed to be cancelled and are replaced by the note in the amount of $3,105,896.72 described above. The company evaluated the note for a beneficial conversion feature at issuance and concluded that no beneficial conversion feature existed. The security interest of this loan is junior and subordinate to all existing security. On September 14, 2023, an amendment to this loan was signed agreeing to roll the accrued interest to date of $918,154.10 into the principal amount resulting in total principal of $4,024,050.82 (the “New Principal Amount”). The maturity date was extended to March 14, 2024. On March 14, 2024, a second amendment to this loan was signed agreeing to roll the accrued interest to date of $200,651 into the principal amount resulting in a total principal amount of $4,224,702 (the “New Principal Amount 2”). The maturity date was extended to July 14, 2024. Beginning July 26, 2022, the conversion features of this note required derivative liability accounting. On March 31, 2024, the derivative value of this note was $74,724. As a result of the Company’s reverse stock split and the availability of sufficient authorized and unissued shares to settle the conversion features of the note, the conversion feature no longer required derivative liability accounting under ASC 815 and was reclassified to equity prior to December 31, 2024. On January 14, 2025, the Company and Sphere 3D amended the convertible promissory note to extend its maturity to January 14, 2026 and capitalize $220,090 of unpaid interest. At December 31, 2025, the outstanding principal was $4,586,001, and accrued interest calculated through December 25, 2025 was $433,471. The principal is included in current convertible notes payable, and the accrued interest is included in accrued liabilities.

Convertible Note Issued May 8, 2023

On May 8, 2023, the Company issued a convertible promissory note in the amount of $21,000 bearing interest of 12% per annum with a maturity date of one year (May 8, 2024) and has the option to convert into shares of Common Stock any time beginning 180 days following the date of the Note and ending on the maturity date. The conversion price is calculated at 61% of the Market Price (lowest trading price during the 20-trading day period). The Company has the right to prepay any time before maturity. This note had an Original Issue Discount of $5,000 and as of March 31, 2024, it is fully amortized. As of December 31, 2023, $9,875 was converted into 500,000 common shares leaving the remaining principal balance of $11,125. The conversions were within the terms of the agreement and no material gain or loss was recognized on the conversions. During the first quarter of 2024, this note was paid in full including interest of $3,675.

Executive Debt Restructuring Notes (2024)

On January 8, 2024, the Company issued four convertible promissory notes as part of a debt restructuring, totaling $326,833, representing amounts owed to executive officers and other members of senior management for services rendered under Consulting Agreements. Each note had a one-year term, carried an interest rate of 10% per annum, and was convertible at a fixed rate of $0.0347 per share. As of December 31, 2024, the debt discount stood at $1,915, and accrued interest on these notes amounted to $31,972. On January 1, 2025, two of these notes, along with accrued interest, were converted into common shares, fully amortizing the debt discount. These notes, totaling $230,000 plus $22,496 accrued interest, were converted into 7,271,300 restricted common shares. During the second quarter of 2025, $78,833 principal plus $8,378 accrued interest of the remaining notes was converted into 2,512,930 common shares leaving one convertible promissory note in the amount of $18,000 with accrued interest of $3,561 at December 31, 2025 also discussed in Note 6. All conversions were in accordance with the agreements and no gains or losses were recorded as part of the conversions.

Executive Debt Restructuring Notes (2025)

On December 31, 2025, the Company issued three convertible promissory notes totaling $364,190 to settle outstanding related-party accounts payable for services previously rendered. The notes were issued to the following holders:

Holder	Principal
2752128 Ontario Ltd.	$163,888
Larchwood Management Partners Inc.	137,302
Sage Stone (Canada) Inc.	63,000
Total	$364,190

The notes bear simple interest at 10% per annum and mature on December 31, 2026. Subject to their terms, each holder may convert principal and accrued interest into common stock at a fixed conversion price of $0.027 per share. The issuance involved no cash proceeds. All three notes remained outstanding at December 31, 2025.

Note 6: Notes Payable, Related Parties

Promissory notes dated November 6, 2016, with a principal amount of $13,516 bear interest at 5% per annum and are payable on demand. On December 31, 2024, $5,516 was repaid as part of a Debt Swap Agreement entered into with RWI including accrued interest of $2,507 (described in Note 4 and Note 16). The principal balance remaining is $8,000 with accrued interest to December 31, 2025, in the amount of $4,037.

In 2017 compensation was due to members of executive management and other senior management in the amount of $312,000. In support of the growth of the Company, those executive team members agreed to defer receipt of payment by converting into loans that bear interest of 4%. $60,000 principal and accrued interest of $19,871 remains as of December 31, 2025.

On January 8, 2024, to alleviate the payables burden on the Company, executives agreed, and the Company issued three long-term promissory notes totaling $640,000. Each note is a two-year term, carrying an interest rate of 10% per annum. The notes were not convertible at issuance but could become convertible at a fixed conversion rate of $0.0347 per share upon mutual agreement between the Company and the holders. On January 1, 2025, two notes totaling $622,000 plus accrued interest of $60,837 were converted into 19,664,124 restricted common shares leaving one note remaining in the amount of $18,000. As of December 31, 2025, accrued interest for the remaining note was $3,561. All conversions were in accordance with the agreements and no gains or losses were recorded as part of the conversions.

Also on January 8, 2024, the Company, as part of a debt restructuring, issued four convertible promissory notes for payables owed to executives and management of the Company totaling $326,833. On January 1, 2025, two notes totaling $230,000 plus accrued interest of $22,496 were converted into 7,271,300 restricted common shares leaving two notes remaining in the amount of $96,833. During the second quarter of 2025, $78,833 principal plus $8,378 accrued interest of the remaining notes was converted into 2,512,930 common shares leaving one convertible promissory note in the amount of $18,000 with accrued interest of $3,561 at December 31, 2025 also discussed in Note 5.

On December 31, 2025, the Company, as part of a debt restructuring, issued three convertible promissory notes for payables owed to executives of the company totaling $364,190 (see Note 5 for details). The principal balance at December 31, 2025 was $364,190 with no interest accrued to date.

Note 7: Other Loans Payable

On February 2, 2021, the Company entered into a short-term loan agreement in the amount of $50,000 at an annual interest rate of 5% and due February 1, 2022. It was agreed to extend the due date to February 2, 2023. By mutual agreement, the note was extended for an additional term of six months and therefore would expire August 2, 2023. The terms and conditions remained the same except for a change in the interest rate from 5% to 12%. During the second quarter of 2023, the principal portion of this loan was repaid in full, leaving only accrued interest payable of $6,694. The remaining balance represents accrued interest payable and is included in accrued liabilities as of December 31, 2025.

Note 8: Derivative Liabilities

On September 26, 2024, the Company executed a 1-for-25 reverse stock split, which resulted in a reduction in the total number of outstanding shares. As a result of this reverse stock split and the availability of sufficient authorized and unissued shares to settle all outstanding conversion features in shares, the Company’s previously outstanding derivative instruments no longer met the criteria for derivative liability accounting under ASC 815 and were reclassified to equity as of the reverse stock split date. Accordingly, the Company no longer recognizes derivative liabilities in its financial statements.

Derivative liabilities (fair value)

Beginning Balance	$208,142
Change due to Issuances	899,248
Change due to Conversions	(11,298)
Mark-to-market	(885,269)
Gain on derivatives-convertible notes	(206,358)
Gain on derivatives-warrants	(4,465)
Fair Value Balance December 31, 2024	$-	(reclassified to equity as of September 26, 2024)

Note 9: Customer Deposits

As of December 31, 2025, the Company held customer deposits totaling $179,505. These deposits represent advance payments received for product orders that had not yet been fulfilled as of the reporting date. Revenue related to these deposits will be recognized when the associated performance obligations are satisfied in accordance with the Company’s revenue recognition policy.

Note 10: Common Stock

Common Stock

On September 26, 2024, the Company filed Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common stock on a one-for-twenty-five basis. The share consolidation became effective on September 26, 2024. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

As of December 31, 2024, the Company had authorized 501,000,000 shares, of which 500,000,000 shares are Common Stock with a par value of $0.001 per share and 1,000,000 shares are Preferred Stock (see Note 16) with a par value of $0.001 per share.

As of December 31, 2025, 83,799,728 shares of common stock were issued and outstanding. There were no changes to the Company’s authorized capital during the year ended December 31, 2025. The following table details the number of common stock issued:

Number of Shares
Balance, December 31, 2023	19,987,241
Balance, December 31, 2024	19,987,241
Conversion of convertible promissory notes	29,448,354
Stock compensation	9,400,000
Conversion of Series A Preferred Shares	24,964,133
Balance, December 31, 2025	83,799,728

During 2024, the Company did not issue any common stock.

On January 2, 2025, the Company issued 26,935,424 restricted common stock upon conversions of convertible promissory notes (see Note 6 for details).

On April 24, 2025, the Company issued 9,400,000 restricted shares of common stock to consultants as compensation for services rendered. The Company recognized stock-based compensation expense of $125,020 in connection with this issuance, included in general and administrative expenses.

On May 7, 2025, the Company issued 2,512,930 restricted common stock upon conversion of a convertible promissory note (see Note 6 for details).

On June 16, 2025, the Company issued 2,297,467 restricted common stock upon conversion of $34,462 of preferred shares (see Note 16).

On July 3, 2025, the Company issued 3,000,000 restricted common stock upon conversion of $45,000 of preferred shares (see Note 16).

On August 28, 2025, the Company issued 2,400,000 restricted common stock upon conversion of $36,000 of preferred shares (see Note 16).

On September 3, 2025, the Company issued 14,666,666 restricted common stock upon conversion of $220,000 of preferred shares (see Note 16).

On September 4, 2025, the Company issued 2,600,000 restricted common stock upon conversion of $39,000 of preferred shares (see Note 16).

Note 11: Related Party Transactions

As of December 31, 2025, outstanding compensation and expense reimbursements due to consultants engaged by the Company totaled $789,219 (2024: $843,449). Refer to other related party payables in Note 5 and Note 6.

The Company (the lender) signed a loan agreement with RHBV (the borrower) on June 21, 2022. RAKR agreed to a two-year loan facility with an interest rate of 8% with interest only payments until a bullet payment is made for the principal on the due date. Provisions in the agreement allow for prepayment. First tranche of the loan to RHBV in the amount of $5,000 was issued to RHBV on July 7, 2022. On December 31, 2024, the Company entered into an Agreement whereby this loan to was applied to settle certain payables related to RHBV, resulting in the extinguishment of the loan and all accrued interest as of December 31, 2024.

Effective April 1, 2023, the Company divested a 60% interest in RWI. Following subsequent restructuring and conversion transactions, the Company held a 14.4% ownership interest in RWI at December 31, 2024. Further dilution reduced this interest to 11.67% at December 31, 2025. The Company has no decision-making rights in RWI. See Note 4.

On November 6, 2023, the Company issued 64,000 shares of common stock to Rainmaker Worldwide Inc. (Ontario) (“RWI”) in connection with the Miranda acquisition. The shares were valued at $48,000 based on their fair value on the agreement date. Cash proceeds of $24,000 were received on January 15, 2024. The $24,000 difference between the fair value of the shares issued and the cash proceeds received was recorded as stock-based compensation expense and credited to additional paid-in capital during the year ended December 31, 2023.

On January 16, 2024, the Company made an investment in RWI in the amount of $400,000. As of December 31, 2024, $7,000 in distribution payments had been received. Due to the restructuring discussed above, the Company converted the remaining investment into shares of RWI and impaired the investment to zero (see Note 4).

Note 12: Commitments and Contingencies

The Company is subject to the judgment described below and may be subject to other claims in the ordinary course of business. Legal obligations and contingencies are evaluated based on available information and advice from legal counsel.

On April 27, 2018, the Company identified a judgement dated August 8, 2016, against six Defendants including a former subsidiary of the Company as well as a predecessor of the Company as currently named and constituted. The amount of the judgement including costs is $4,423,910. An appeal was filed on November 9, 2016, by the previous management. A decision on the appeal was rendered on June 22, 2018, and the original judgement was upheld. As a result, the Company has recorded a liability of $6,502,542 as of December 31, 2025 (2024: $6,281,346), which includes accrued interest at a rate of 5% per annum from the date of judgment. In connection with this matter, the Company identified that interest on the judgment had not been previously accrued in the financial statements of prior periods. Accordingly, the financial statements for the applicable prior period have been restated to reflect the correct accrued interest liability (see Note 18 – Restatement). The Company has not received any recent correspondence from the Plaintiff regarding this matter.

Note 13: Inventory

Inventory is stated at the lower of cost and net realizable value. During the year ended December 31, 2025, the Company reviewed the recoverability of its inventory and, due to a lack of sales, recorded a write-down of $102,131, reducing the carrying value of inventory to zero at December 31, 2025.

Note 14: Stock Options

In order to compensate executive officers, senior management, and directors, the Company has granted stock options as described below.

●	Effective July 1, 2022, the Company granted 60,000 options as compensation to the newly filled position, VP Sales and 100,000 to the VP Finance. 25,600 and 20,000 options respectively vested immediately and the remaining options vest over one year, with a term of 5 years and exercisable at $3.00 per share. In January 2024, the Board of Directors modified the exercise price of these options to $0.0347 per share, which was accounted for as a modification under ASC 718.

●	On January 8, 2024, the Board of Directors granted 264,000 fully vested stock options to the Company’s Chief Executive Officer, with a contractual term of five years and an exercise price of $0.0347 per share, which represented 70% of the 30-day volume-weighted average price prior to the grant date. At the same time, the Board of Directors modified the exercise price of 528,000 outstanding stock options held by executives, directors, and former members of management to $0.0347 per share.

●	For the period ended December 31, 2024, the Company recorded a stock option expense of $23,979. The Company used the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718.

●	In connection with the repricing of certain stock options, the Company reassessed the fair value of the modified awards compared to the original awards. As a result of this reassessment, the Company recognized additional stock-based compensation expense of $21,770 for the year ended December 31, 2024.

No stock option compensation expense was recognized for the year ended December 31, 2025.

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

Stock Options Outstanding (All amounts represent stock options)
Number of Options Outstanding at	Options Granted	Options Vested	Options Expired	Options Outstanding at
December 31, 2024	During 2025	During 2025	During 2025	December 31, 2025
1,392,000	0	0	764,000	628,000

The assumptions used in the Company’s Black-Scholes option pricing assumptions are as follows. The ranges presented reflect assumptions used for option grants and modifications during the applicable grant periods.

Stock Price	$0.0042-$0.2
Exercise Price	$0.035-$3.75
Number of Options Outstanding	628,000
Dividend Yield	0%
Expected Volatility	116-355%
Weighted Average Risk-Free Interest Rate	1.42%
Term (in years)	5

Note 15: Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards derived from prior operating losses. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2024, the Company reported federal NOL carryforwards of $6,394,037 available to offset future taxable income. Pre-2018 NOL carryforwards begin to expire in 2037, while subsequent NOL carryforwards generally may be carried forward indefinitely, subject to applicable tax limitations. All of the Company’s income tax years remained open for examination by taxing authorities. Domestic losses before income taxes were $1,319,609 and $1,277,438 for the years ended December 31, 2025 and 2024, respectively. There were no foreign earnings or losses before income taxes. Federal, state and foreign current and deferred income tax expense or benefit were zero for both years.

	Year ended December 31, 2025	Year ended December 31, 2024
Net loss	$(1,319,609)	$(1,277,438)
Add back:
Stock compensation	125,020	45,749
Amortization of debt discount	1,915	333,878
Estimated taxable loss	(1,192,674)	(897,811)
Tax rate	21%	21%
Deferred tax asset arising from current-year loss	250,462	188,540
Valuation allowance	(250,462)	(188,540)
Net deferred tax asset arising from current-year loss	$0	$0

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 is as follows:

	Amount	Rate
Income tax benefit at the federal statutory rate	$(277,118)	21.00%
Nontaxable or nondeductible items: stock-based compensation	26,254	(1.99)%
Nontaxable or nondeductible items: amortization of debt discount	402	(0.03)%
Change in valuation allowance	250,462	(18.98)%
Income tax expense and effective tax rate	$0	0.00%

Federal, state and foreign income taxes paid, net of refunds received, were zero for the years ended December 31, 2025 and 2024. The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively for the year ended December 31, 2025. Adoption affected disclosures only and did not affect the Company’s financial position or results of operations.

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

On August 14, 2025, the Company received $10,000 in cash proceeds for the future issuance of 10,000 shares of Series A Preferred Stock. As of December 31, 2025, the shares had not yet been issued, and the amount received has been recorded as Preferred Shares Payable within mezzanine equity. Upon issuance of the shares, the balance will be reclassified to Series A Preferred Stock.

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

On June 17, 2025, the Company issued 430,000 Series A Preferred Shares in satisfaction of subscription proceeds previously received in 2024. The issuance reclassified $430,000 from Preferred Stock Payable to Series A Preferred Stock within mezzanine equity and did not generate additional cash proceeds in 2025. Following the issuance, 545,538 Series A Preferred Shares were outstanding.

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

As of December 31, 2025, the Company had 205,538 shares of Series A Preferred Stock outstanding, with an aggregate face value of $205,538, all of which is classified as mezzanine equity due to the redemption features outside the Company’s control. During the year ended December 31, 2025, the Company accrued $79,649 of monthly dividends on its Series A Preferred Stock, which is included in interest expense and accrued liabilities. No preferred dividends were paid in cash or settled through common-share issuances during 2025, and none were waived.

Note 17: Segment Reporting

Adoption of ASU 2023-07

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, for the fiscal year ended December 31, 2024. The update requires enhanced disclosures about significant segment expenses and the measures used by the Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources.

Single Reportable Segment

The Company specializes in the commercialization of water production, purification and wastewater treatment systems. During 2025, Michael O’Connor, the Company’s Chief Executive Officer, served as the Chief Operating Decision Maker (“CODM”). He reviewed the Company’s operating results to assess performance and determine how to allocate resources. The Company operates as a single reportable segment. Adoption of ASU 2023-07 did not change the segment structure.

The CODM reviews revenue, cost of goods sold, general and administrative expenses, interest expense, operating loss, and net loss on a consolidated basis as the primary measures of performance and resource allocation.

The following information represents the financial results reviewed by the CODM on a consolidated basis for the year ended December 31, 2025:

Item	Amount
Revenue	$34,250
COGS	126,637
General and Administrative expense	456,176
Operating Loss	(548,563)
Other income, net of debt discount amortization	1,510
Segment Net Loss	(1,319,609)
Segment Assets	53
Interest expense (reviewed by CODM)	772,556

Segment assets represent total consolidated assets, which are reviewed by the CODM on a consolidated basis.

Geographic Information

For the year ended December 31, 2025, equipment sales revenue of $34,250 was attributable to a customer in the United States. Consulting income of $3,425 from Mexico is presented separately as other income.

Major Customers

During 2025, one customer accounted for 100% of the Company’s reported revenue within its single reportable segment and the Company separately earned $3,425 of consulting income from one company During 2024, one customer accounted for 100% of revenue. The loss of a significant customer could adversely affect the Company’s operating results.

Note 18: Restatement of Previously Issued Financial Statements

During 2025, management identified that interest accruing on the 2016 legal judgment described in Note 12 had been omitted from prior-period financial statements. Following a reassessment, the Company determined that the omitted interest should have been recognized in those periods. The omission understated the judgment-related contingent liability and accumulated deficit. As a result, the Company has restated its previously issued financial statements to reflect the correction of this error. The following tables present the impact of the restatement on the affected financial statements:

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Balance Sheets

	December 31
	2024
	As Previously Reported	Restatement Impacts	As Restated
Assets
Current Assets
Cash	$116	-	$116
Other receivables	50,000	-	50,000
Total Current Assets	50,116	-	50,116

Total Assets	$50,116	$-	$50,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$136,866	-	$136,866
Related party payables	843,449	-	843,449
Accrued liabilities	468,873	-	468,873
Customer deposits	112,500	-	112,500
Contingent liability	4,423,910	1,857,436	6,281,346
Convertible notes payable, net of discount of $0 and $0	4,374,111	-	4,374,111
Convertible notes payable-related parties, net of discount of $0 and $1,915	324,918	-	324,918
Notes payable - related parties	68,000	-	68,000
Total Current Liabilities	10,752,627	1,857,436	12,610,063

Long Term Payables
Long term notes payable - related parties	640,000	-	640,000
Total Long Term Payables	640,000	-	640,000

Total Liabilities	$11,392,627	$1,857,436	$13,250,063

Mezzanine Equity
Preferred stock - $0.001 par value; stated value $1.00; 1,000,000 authorized shares: Series A; 150,000 outstanding at December 31, 2024	$150,000	-	$150,000
Preferred Stock Payable	$430,000	-	$430,000
Total Mezzanine Equity	$580,000	-	$580,000

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 500,000,000 authorized shares; 19,987,241 outstanding at December 31, 2024	$19,987	-	$19,987
Additional paid-in capital	63,178,161	-	63,178,161
Stock receivable	-
Accumulated deficit	(75,120,659)	(1,857,436)	(76,978,095)
Accumulated other comprehensive income	-
Total Stockholders’ Equity (Deficit)	$(11,922,511)	$(1,857,436)	$(13,779,947)
Total Liabilities and Stockholders’ Equity (Deficit)	$50,116	$-	$50,116

The accompanying notes are an integral part of these consolidated financial statements.

Reconciliation of Accumulated Deficit Resulting from Restatement

Accumulated Deficit	Amount
Previously reported at December 31, 2024	$(75,120,659)
Adjustment for accrued interest	$(1,857,436)
As restated at December 31, 2024	$(76,978,095)

The restatement had no impact on total assets, cash flows, or previously reported revenues.

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2024
	As Previously Reported	Restatement Impacts	As Restated

Revenue	$143,725	$-	$143,725

Cost of Goods Sold	143,725	-	143,725

Gross Margin	-	-	-

Expenses
General and administrative expense	364,589	-	364,589
Total Expenses	364,589	-	364,589

Loss from Operations	(364,589)	-	(364,589)

Other income (expense)
Income (loss) from write-off of prepaid expenses	(25,000)	-	(25,000)
Other income	63,761	-	63,761
Income (loss) from equity method investment	(191,471)	-	(191,471)
Interest expense	(639,591)	(221,196)	(860,787)
Amortization of debt discount	(333,878)	-	(333,878)
Initial derivative expense	(572,415)	-	(572,415)
Change in derivative liabilities expense	1,096,092	-	1,096,092
Impairment expense	(89,151)	-	(89,151)

Total other income (expense)	(691,653)	(221,196)	(912,849)

Loss from continuing operations	(1,056,242)	(221,196)	(1,277,438)

Net income (loss)	$(1,056,242)	$(221,196)	$(1,277,438)

Net loss per share:
Basic and diluted	$(0.0528)	$(0.0111)	$(0.0639)
Weighted average number of common shares outstanding:
Basic and diluted	19,987,241	19,987,241	19,987,241

The accompanying notes are an integral part of these consolidated financial statements.

RAINMAKER WORLDWIDE INC. (FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Statement of Stockholders’ Equity (deficit)

	Mezzanine Equity
	Series A Preferred Stock				Common Stock					Accumulated
	Shares	Amount	Additional paid-in capital ($)	Stock Payable - Preferred	Shares	Amount ($)	Additional paid-in capital ($)	Stock Receivable	Deficit ($)	other comprehensive income ($)	Total
Balance, December 31, 2023 (As Previously Reported)	150,000	$150	$149,850	$-	19,987,241	$19,987	$63,121,114	$(24,000)	$(74,064,417)	-	$(10,947,316)
Stock-based compensation					-	-	45,749	-	-	-	45,749
Settlement of derivative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				430,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(1,056,242)	-	(1,056,242)
Balance, December 31, 2024	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	-	$(75,120,659)	-	$(11,922,511)

Balance, December 31, 2023 (As Restated)	150,000	$150	$149,850	$-	19,987,241	$19,987	$63,121,114	$(24,000)	$(75,700,657)	-	$(12,583,556)
Stock-based compensation					-	-	45,749	-	-	-	45,749
Settlement of derivative liability					-	-	11,298	-	-	-	11,298
Stock payable-Preferred				430,000	-	-	-		-	-	-
Receipt of funds owed					-	-	-	24,000	-	-	24,000
Net gain (loss) for the period					-	-	-	-	(1,277,438)	-	(1,277,438)
Balance, December 31, 2024	150,000	$150	$149,850	$430,000	19,987,241	$19,987	$63,178,161	-	$(76,978,095)	-	$(13,779,947)

RAINMAKER WORLDWIDE INC.

(FORMERLY GOLD AND SILVER MINING OF NEVADA, INC.)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES	As Previously Reported	Restatement Impacts	As Restated
Net income (loss)	$(1,056,242)	$(221,196)	$(1,277,438)
Adjustments to reconcile net income to net cash used for operating activities:
Impairment expense	89,151	-	89,151
Stock-based compensation	45,749	-	45,749
Change in fair value of derivative liabilities	(1,096,092)	-	(1,096,092)
Initial derivative expense	572,415	-	572,415
Discount amortization	333,878	-	333,878
Income/loss from equity method investment	191,471	-	191,471
Change in operating assets and liabilities:
Accounts receivable	(44,406)	-	(44,406)
Prepaid expenses	25,000	-	25,000
Accounts payable, related party payables and accrued liabilities	889,186	-	889,186
Non-cash accrued interest on judgment (see Note 12)	-	221,196	221,196

CASH USED FOR OPERATING ACTIVITIES	(49,890)	-	(49,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory note issuance - RP	(400,000)	-	(400,000)
Cash paid from related party note issuance	7,000	-	7,000
CASH USED FOR INVESTING ACTIVITIES	(393,000)	-	(393,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred subscription	430,000	-	430,000
Stock issued for cash (pmt received)	24,000	-	24,000
Payments on debt	(11,125)	-	(11,125)

CASH PROVIDED BY FINANCING ACTIVITIES	442,875	-	442,875
NET INCREASE (DECREASE) IN CASH	(15)	-	(15)

CASH AT BEGINNING OF YEAR	131	-	131

CASH AT PERIOD END	$116	$-	$116

NON-CASH TRANSACTIONS

Conversion of AP to convertible notes payable	326,833	-	326,833
Conversion of AP to LT notes payable-RP	640,000	-	640,000
Debt swap with RWI	112,378	-	112,378
Initial derivative discount	326,833	-	326,833
Amendment to convertible note	341,861	-	341,861
Settlement of derivative liability	11,298	-	11,298

The accompanying notes are an integral part of these consolidated financial statements.

Note 19: Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued.

Consulting Arrangements

Effective January 1, 2026, the Company entered into a three-year consulting agreement with Sage Stone (Canada) Inc. providing for monthly fees of $4,000 and success-based compensation on qualifying transactions. The agreement was terminated effective March 31, 2026. Amounts earned through termination remained payable, and no additional termination compensation was payable.

Effective April 30, 2026, the Company mutually terminated its consulting agreements with Larchwood Management Partners Inc. and 2752128 Ontario Ltd. Accrued fees, expenses and other outstanding amounts remained payable, with interest accruing at 10% per annum on the balances specified in the termination agreements beginning May 1, 2026. No additional termination compensation was payable under either arrangement.

Effective May 1, 2026, the Company entered into separate interim services agreements with Larchwood and 2752128 Ontario Ltd. at monthly fees of $2,500 and $1,000, respectively. Larchwood’s interim agreement was terminated effective September 10, 2026, coinciding with Michael O’Connor’s resignation. Outstanding fees and approved expenses remained payable.

The interim agreement with 2752128 Ontario Ltd. remained effective through September 21, 2026 and was replaced by a new agreement effective September 22, 2026. Under the new agreement, Kelly White provides finance, administration and financial-reporting services, including coordination of the Company’s outstanding SEC reports, for $2,500 per month. The agreement expires December 31, 2026 unless earlier terminated or extended in writing. Fees for partial months are prorated, and earned but unpaid compensation remains payable.

Equity Incentive Plan and Options

On January 9, 2026, the Board adopted the 2026 Equity Incentive Plan, providing for equity awards covering up to 10% of the Company’s issued and outstanding common shares on a fully diluted basis, subject to adjustment under the Plan.

On January 12, 2026, the Company granted non-qualified stock options at an exercise price of $0.0209 per share, vesting monthly over 24 months with a five-year contractual term. During April 2026, the January grants associated with James Ross, Michael O’Connor and Kelly White were cancelled, including vested portions. The April 30 cancellations for Larchwood and 2752128 Ontario Ltd. involved forfeiture of unvested options and voluntary surrender of vested options without consideration.

Preferred Stock and Dividends

On January 12, 2026, the Company issued 35,469 Series A Preferred shares to MAS Capital Investments Inc. for consideration of $35,469, consisting of $10,000 of subscription proceeds received in 2025 and conversion of $25,469 of accounts payable. Following the issuance, 241,007 Series A Preferred shares were outstanding.

On September 2, 2026, the Company issued 9,955,367 restricted common shares in settlement of accrued Series A Preferred dividends through August 31, 2026.

Sphere 3D Settlement

On January 13, 2026, the Company entered into a settlement agreement with Sphere 3D Corp. concerning the debt described in Note 5. The agreement provides for a settlement payment of $500,000 by February 27, 2026, increasing by $50,000 on the first business day of each subsequent month until payment. Interest on the original obligation ceased accruing effective December 25, 2025. Release of the original obligation is conditional upon satisfaction of the settlement terms. The outstanding settlement amount as of October 13, 2026 was $900,000.

Conversion of Notes

On January 26, 2026, the Company converted two notes with aggregate principal of $36,000 and accrued interest of $7,378 into 1,249,178 common shares.

Investment in RAKR México S.A. de C.V.

On April 30, 2026, the Company paid $514 for its shares in RAKR México S.A. de C.V. (ownership is 18.5%) and advanced $3,959 as a shareholder loan to fund operating expenses.

Equipment on Customer Trial

In early 2026, the Company determined that equipment placed with a customer for trial had met the agreed performance criteria. The customer nevertheless declined to retain the equipment, and the Company retained the deposit. The equipment was collected on February 3, 2026 and sustained damage during return shipping. It was subsequently taken for assessment and remains in storage in Plano, Texas.

Changes in Directors and Officers

James Ross resigned as a director effective April 22, 2026.

On September 10, 2026, Michael A. Skinner and Ryan D. Moore were appointed directors, and Michael O’Connor resigned from all positions with the Company. Mr. Skinner was appointed President and Treasurer, and Mr. Moore was appointed Secretary.

On September 21, 2026, Kelly White was appointed a director and Treasurer and designated Principal Financial Officer and Principal Accounting Officer. Mr. Skinner continued as President and Principal Executive Officer.

RWI Arrangements

Effective September 22, 2026, the Company entered into an interim strategic management services agreement with Rainmaker Worldwide Inc. (Ontario), operating as Miranda Water Technologies (“RWI”). RWI provides strategic advisory, investor and government relations, marketing and communications support principally through Michael A. Skinner, Ryan D. Moore and Catia Skinner. The aggregate fee is $1,500 per month, prorated for partial months. The agreement expires December 31, 2026 unless earlier terminated or extended in writing. Earned but unpaid fees remain payable.

The agreement compensates services separate from Mr. Skinner’s and Mr. Moore’s director and officer duties and excludes dealings between the Company and RWI. RWI is a minority investee of the Company and is affiliated with certain current directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainmaker Worldwide Inc.

Date: November 5, 2026	By:	/s/ Michael A. Skinner
Michael A. Skinner
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael A. Skinner	Director, President and Principal Executive Officer	November 5, 2026
Michael A. Skinner

/s/ Ryan D. Moore	Director and Secretary	November 5, 2026
Ryan D. Moore

/s/ Kelly White	Director, Treasurer, Principal Financial Officer and Principal Accounting Officer	November 5, 2026
Kelly White

19